Form 10QSB
period 1997-09-30
WESTERN TECHNOLOGY & RESEARCH INC
filed 1998-09-24
CIK 1035901

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

(Mark One)
     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997.

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________to__________

            Commission File Number:        022597

             WESTERN TECHNOLOGY & RESEARCH, INC.
     (Exact name of registrant as specified in charter)

                           WYOMING
                         83-0273780
               ------------------------------
                  -------------------------
               State or other jurisdiction of
                 (I.R.S. Employer I.D. No.)
          incorporation or organization

     801 East A Street, Casper, Wyoming            82601
          (Address of principal executive offices)
                         (Zip Code)

 Issuer's telephone number, including area code:  (307) 234-
                            5310

     Securities registered pursuant to section 12(b) of the
Act:

Title of each class
Name of each exchange on which registered

     None                               N/A

Securities registered pursuant to section 12(g) of the Act:

Title of each class
Name of each exchange on which registered

     Common stock, no par value                        None

     Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X ] (2) Yes [X] No [ ]

     The Company has 500,000 shares of its common stock outstanding, of which 253,900 shares are held by nonaffiliates.



Item 1 - FINANCIAL STATEMENTS

     The unaudited financial statements of the Company are set forth immediately following the signature page to this form 10-QSB.

Item 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

      The Company is considered a development stage company with no assets or capital and with no operations or income since approximately 1990. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by shareholders and a consultant of the Company, specifically Zenith S. Merritt and H. D. Williams. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

      During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

      The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits: No exhibits are included herein.

      b.    Reports on Form 8-K:     No reports on Form  8-K
were filed during the quarter.











                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

                         WESTERN TECHNOLOGY & RESEARCH, INC.
                                        (Registrant)


                           By:    __         /s/_Zenith   S.
Merritt
Date:      November 20, 1997             Zenith S.  Merritt,
President                                                and
Director, Principal Executive Officer