Form 10KSB
period 1997-12-31
WESTERN TECHNOLOGY & RESEARCH INC
filed 1998-10-19
CIK 1035901

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-KSB

(Mark One)
     [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended December 31, 1997.

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

     Common stock, no par value                   None

     Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X ] (2) Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal
year:   $-0-

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past
60 days:       The Company  does not have an active trading
market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. To the knowledge of the Company, no bid or asked quotation is available at this time, nor at any time in the last sixty days. The Company has 500,000 shares of its common stock outstanding, of which 253,900 shares are held by nonaffiliates.

             DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of
1933:   NONE
PART I, ITEM 1:     DESCRIPTION OF BUSINESS

     HISTORY AND ORGANIZATION

     WESTERN TECHNOLOGY & RESEARCH, INC. (the "Company") was organized on September 19, 1984 under the laws of the State of Wyoming, having the stated purpose of engaging in any
lawful   activities.  The  Company  was  formed   with   the
contemplated purpose to engage in investment and business development operations related to mineral research and
exploration.   The  primary  area  of  mineral   exploration
concerned small (less than 10 acres) jade mining leaseholds in Wyoming, which were never brought to the development stage. The Company also held options on both minor gold and minor oil & gas prospects, which were never exercised, and the options were assigned to third-parties for nominal consideration. All these activities had ceased before 1990. All jade mine claims were allowed to expire in 1993, for non-payment of rental fees, as approved by unanimous action of the Board of Directors on August 19, 1993.

      The Company never engaged in an active trade or business throughout the period from 1990, until just recently. In December of 1994, the prior management, Mr.
H. Jean Baker and Mrs. Phyllis L. Baker, expressed the desire to wind up the Company because of the lack of any business and the burdens of carrying on the entity without any apparent purpose. The Company had just lost its last business asset, an interest in real property, through foreclosure. The present management took over at that time, noting in 1994 that some new mining prospects and potential claims were available for investigation by the Company. However, despite additional investigation, no new claims were staked. On October 15, 1996, the directors determined that the Company should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company then began to consider and investigate potential business opportunities. The management of the Company commenced a proactive review of all potential business opportunities by means of their personal contacts and prior experience, consisting of over thirty combined years of management of public companies in the mineral extraction business, and private business operations including real estate. The Company is considered a development stage company and, due to its status as a shell corporation, its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

The Company is voluntarily filing its registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the Exchange Act), could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act.

Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.


      The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

      Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.


 ITEM 2. DESCRIPTION OF PROPERTIES

      The Company's principal executive offices are located at 801 East A Street, Casper, Wyoming, 82601, and its telephone number is (307) 234-5310., which are the offices of its president, Zenith S. Merritt. Mr. Merritt allows the Company to utilize these facilities without charge. The Company does not own or control any material property.

ITEM  3. LEGAL PROCEEDINGS

     No legal proceedings are pending at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 1997, nor since that time until the date of this Form 10-KSB filing.

 PART II , ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company is not aware of any quotations for its common stock, now or at any time within the past ten years. The Company has made an application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD consists of current corporate information, financial statements and other documents as required by Rule 15c2-1-1 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board, once obtained, permits price quotations for the Company's shares to be published by such service. The Company is not aware of any established trading market for its common stock nor is there any record of any reported trades in the public market in recent years. The Company's common stock has not traded in a public market since 1988. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At December 31, 1997, the Company had 43 shareholders.

 ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

      The Company is considered a development stage company with no assets or capital and with no operations or income since approximately 1990. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder and a consultant of the Company, specifically Zenith S. Merritt and H. DeWorth Williams. It is anticipated that these persons will continue to advance
moneys   as  needed  to  pay  for  the  Companys  necessary
expenses, including the filing of future reports with the SEC. $17,252 was advanced since December 31, 1994, including $7,500 this year, which includes an estimate of
allocable attorneys fees paid since December 31, 1996.   At
this time, the only compensation arrangements regarding these advances is that the persons advancing the funds are to be reimbursed when the Company has funds available to repay these advances. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

      In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

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

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this form 10-
KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

PART III, ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS,
PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION
16(a) OF THE EXCHANGE ACT

     The following table sets forth as of December 31, 1997, the name, age, and position of each executive officer and director of the Company.

     Name           Age                 Position

Zenith S. Merritt             69             President and
Director

Thomas M. Hockaday       62             Secretary-Treasurer
and Director

Jo Juliano-Smith              55             Director


     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors.

     Set forth below is certain biographical information regarding the Company's executive officers and directors.

           Z.S. Merritt has been President and a director of the Company since December 15, 1994. For the last five years (and previously), Mr. Merritt has also provided independent consulting services as a geologist and landman, as well as acting as the owner and real estate broker for Merit Realty in Casper, Wyoming. Mr. Merritt studied geology at the University of Wyoming, where he received both a bachelors and masters degree in geology.

      Thomas M. Hockaday has been Vice President and a director of the Company since December 15, 1994. For the last five years (and previously), Mr. Hockaday worked as a real estate sales representative and investment advisor for Merit Realty in Casper, Wyoming. Mr. Hockaday attended the Community College of Cedar Rapids, Iowa, for two years, and has eighteen years of continuing professional education in banking and financial studies.

      Jo Juliano Smith has been a director of the Company since April 1, 1997. She has over fifteen years of experience as a paralegal, and in recent years (including the last five years) has also worked as a substance abuse counselor. She has attended the University of Utah.

     To the knowledge of management, during the past five years, no present or former director or executive officer of the Company: (1)filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company's Common Stock is registered pursuant to
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock. The following table sets forth, as of the date of this report, the name and relationship of each person who failed to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act:

Name                Position                 Report to be
filed*

Zenith S. Merritt             President, Director, >10% S/H
Form 3
Thomas M. Hockaday       Vice President and Director   Form
3
Jo Juliano Smith              Director                 Form
3


ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY

      The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 1996 and 1997, nor at any time during 1998. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation from the Company.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last three fiscal years.

CASH COMPENSATION

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30 1998, 1997, or 1996.

BONUSES AND DEFERRED COMPENSATION: None.

COMPENSATION PURSUANT TO PLANS:  None.

PENSION TABLE:  None.

OTHER COMPENSATION:  None.

COMPENSATION OF DIRECTORS:  None.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT:
There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT:

     The following table sets forth information, to the best knowledge of the Company as of September 15, 1998, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address of           Amount and Nature of
Percent
Beneficial Owner         Beneficial Ownership
of Class

Z.S. Merritt                  253,400                  50.7%
801 East A Street
Casper, Wyoming  82601

Sharon K. Fowler                42,500
8.5%
M13740 Box 1
Evansville, Wyoming  82636

Donn Douglas                    40,000
8.0%
6445 East Ohio Avenue, Suite 350
Denver, Colorado  80226

Michael Ford                    40,000
8.0%
1001 East Bayaud #1402
Denver, Colorado  80209

H. Jean Baker & Phyllis L. Baker     32,500
6.5%
P.O. Box 1314
Riverton, Wyoming  82501

Management:
Z.S. Merritt                  253,400                  50.7%
801 East A Street
Casper, Wyoming  82601

Thomas M. Hockaday                  500
0.1%
1560 Nottingham
Casper, Wyoming  82609
--------------------------------
Note: The Company has combined related parties for purposes of determining beneficial ownership with regard to H. Jean Baker and Phyllis L. Baker (combined with Jean R. Baker, Jon
M.  Baker, Kathleen K. Baker, and Phyllis L. Baker),  Sharon
K. Fowler (combined with Leslie J. Fowler, Michael D. Fowler, Robert D. Fowler, and Robert G. Fowler), and Z. S. Merritt (combined with Aline Merritt, Dennis Merritt, and Dinah Merritt), above, to determine aggregate controlled shares. The Company has been advised that each of the other persons listed above has sole voting power over the shares indicated above. Percent of Class (third column above) is based on 500,000 shares of common stock outstanding as of the date of this 10-KSB.


     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS:

TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     To the best of Management's knowledge, during the fiscal year ended December 31, 1997, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. H.D. Williams has advanced funds to pay for attorneys fees and accounting fees for the preparation of the Form 10-SB and Form 10-KSB, and will continue to advance such funds as needed for future reporting and compliance, for which he will be reimbursed by the Company when, or if, funds become available to the Company.

CERTAIN BUSINESS RELATIONSHIPS:

     During the fiscal year ended December 31, 1997, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:

     To the best of Management's knowledge, during the fiscal year ended December 31, 1997, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:

     The Company was organized fourteen years ago; hence transactions between the Company and its promoters or founders are long since expired by their terms or by operation of law, and therefore are not deemed to be material. Furthermore, to the best knowledge of management, no such transactions exist.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document
Page

Report of Jones, Jensen & Company, Certified Public
Accountants................................................
12 Balance Sheet as of December 31, 1997
 ............................................................
 .............................  13
Statements of Operations for the fiscal years ended December 31, 1997 and 1996 and from inception on
April 1, 1964 through December 31, 1997
 ............................................................
 .........................  14
Statements of Stockholders' Equity from inception on April
1, 1964 to December 31, 1997  ..........  15 Statements of
Cash Flows for the fiscal years ended December 31, 1997 and 1996 and from inception on
April 1, 1964  through December 31, 1997
 ............................................................
 .......................  16  Notes to Financial Statements
 ............................................................
 ...........................................  17

     (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following
financial statement schedules are included as part of this
report:   None.

     (a)(3)EXHIBITS. The following exhibits are included as part of this report:

     Exhibit No.    SEC Ref. No.   Title of Document
Location
     Item 3         Articles of Incorporation and Bylaws

     3.01      Articles of Incorporation and all amendments
*
               pertaining thereto

     3.02      By-laws                                 *

     Item 4         Instruments Defining the Rights of
Shareholders

     4.01      Specimen Stock Certificate
*


* Incorporated by reference from the Companys registration statement on Form 10-SB filed with the Commission, SEC file No. 022597.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   WESTERN TECHNOLOGY & RESEARCH, INC.
                                        (Registrant)


                               By:  __        /s/_Zenith  S.
Merritt
Date:      September  15,  1998                  Zenith   S.
Merritt,                    President                    and
Director, Principal Executive Officer

                               By:  __        /s/_Zenith  S.
Merritt
Date:      September  15,  1998                  Zenith   S.
Merritt,                    President                    and
Director

                               By:  __        /s/_Thomas  M.
Hockaday
Date:      September  15,  1998                  Thomas   M.
Hockaday,            Vice           President            and
Director

                               By:  __        /s/_Jo Juliano
Smith
Date:      September  15,  1998                  Jo  Juliano
Smith, Director