Form 10QSB
period 1998-09-30
WESTERN TECHNOLOGY & RESEARCH INC
filed 1998-10-27
CIK 1035901

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

(Mark One)
     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998.

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