Form 10KSB
period 1998-12-31
WESTERN TECHNOLOGY & RESEARCH INC
filed 1999-04-15
CIK 1035901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission File Number 0-22597

                       WESTERN TECHNOLOGY & RESEARCH, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Wyoming                                          83-0273780
         (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
         OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

946 West Penn Avenue, Robesonia, PA                        19551
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (610) 693-3114

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           Common Stock, no par value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

         Revenues for the Issuer's most recent fiscal year are $0.

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 30, 1999 was approximately $75,786 (based upon a closing price of $.06 per share).

         The number of outstanding shares of the Issuer's common stock as of March 30, 1999 was 5,150,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         None.

                       WESTERN TECHNOLOGY & RESEARCH, INC.

                                TABLE OF CONTENTS

                                                                          PAGE

PART I

Business ..................................................................  1
Properties ................................................................ 11
Legal Proceedings ......................................................... 12
Submission of Matters to a Vote of Security Holders ....................... 12


PART II

Market for Common Equity and Related Stockholder Matters .................. 12
Management's Discussion and Analysis ...................................... 13
Financial Statements ...................................................... 16
Changes In and Disagreements With Accountants on Accounting and Financial
   Disclosure ............................................................. 16


PART III

Directors, Executive Officers, Officers, Promoters and Control Persons;
   Compliance with Section 16(a) of the Exchange Act ...................... 17
Executive Compensation .................................................... 19
Security Ownership of Certain Beneficial Owners and Management ............ 20
Certain Relationships and Related Transactions ............................ 21


Exhibits, Lists and Reports on Form 8-K ................................... 22

ITEM 1 BUSINESS

RECENT DEVELOPMENTS

         As of December 30, 1998, Western Technology & Research, Inc. ("Western Tech"), Cimnet, Inc. ("Cimnet" or the "Company") and Cimnet Acquisition Corp. ("MergerSub") entered into an Agreement and Plan of Merger, pursuant to which MergerSub merged with and into Cimnet (the "Merger") on March 2, 1998. As a result of the Merger, (i) Cimnet became a wholly owned subsidiary of Western Tech, (ii) the stockholders of Cimnet became the beneficial owners of an aggregate of 4,430,000 shares of the Western Tech's common stock ("Common Stock") or 85.5% of the total shares of the Common Stock ("Common Stock") outstanding and (iii) a new board of directors was appointed consisting of John
D. Richardson, David Birk and Andrew Roosevelt. Previously, Messrs. Zennith S. Merrit and Thomas M. Hockaday were the directors of Western Tech. As a result of the Merger, Mr. Richardson beneficially owns 3,645,000 shares of Common Stock, or 70.8% of the shares of Common Stock outstanding. Mr. Richardson is also the Chief Executive Officer of Western Tech and Cimnet. In addition, the Company has agreed to pay Williams Investment Co. a consulting fee of $25,000 for services rendered in connection with the Merger.

HISTORICAL INFORMATION

         Western Tech was organized on September 19, 1984 under the laws of the State of Wyoming to engage in investment and business development operations related to mineral research and exploration. The primary area of mineral exploration concerned small (less than 10 acres) jade mining leaseholds in Wyoming, which were never brought to the development stage. Western Tech also held options on both minor gold and minor oil & gas prospects, which were never exercised, and the options were assigned to third-parties for nominal consideration. All of these activities had ceased before 1990. All jade mine claims were allowed to expire in 1993, for non-payment of rental fees, as approved by unanimous action of the Board of Directors on August 19, 1993.

         Western Tech never engaged in an active trade or business throughout the period from 1990, until just recently. In December of 1994, the prior management, Mr. H. Jean Baker and Mrs. Phyllis L. Baker, expressed the desire to wind up Western Tech because of the lack of any business and the burdens of carrying on the entity without any apparent purpose. Western Tech had just lost its last business asset, an interest in real property, through foreclosure. Prior management took over at that time, noting in 1994 that some new mining prospects and potential claims were available for investigation by Western Tech. However, despite additional investigation, no new claims were staked. On October 15, 1996, the directors determined that Western Tech should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Western Tech then began to consider and investigate potential business opportunities. The management of Western Tech commenced a proactive review of all potential business opportunities by means of their personal contacts and prior experience, consisting of over thirty combined years of management of public companies in the mineral extraction business, and private business operations including real estate. Western Tech was until the consummation of the Merger considered a development stage company and, as a shell corporation, its principal business purpose was to locate and consummate a merger or acquisition with a private entity.

         The executive offices of Western Tech and Cimnet are presently located at 946 Penn Avenue, Robesonia, PA 19551, telephone (610) 693-3114.

THE BUSINESS OF CIMNET

         CIMNET is engaged in the development, marketing, and sale of computer software and specialized hardware for the manufacturing industry. The Company's software, sold under the CIMNET(R) brand name, is a manufacturing execution system (MES) for aerospace, automotive and discrete manufacturers, which enable factories to distribute electronic media, collect labor and monitor work flows on a real-time basis, ultimately becoming "paperless factories." Cimnet's software and hardware products enable manufacturers to gather and display information about the manufacturing process and permits workers to interact and control that process. As a result, customers reduce operating costs and enhance product quality by providing real-time information throughout the manufacturing enterprise.

         Cimnet's core software products are DNC Professional, CIMNET(R) Folders, and CIMNET(R) Front Office. In addition, Cimnet offers a line of hardware products that complement and support the direct numerical control (DNC) and machine-monitoring portions of its software products. The software products currently run on Windows(R) 3.1, 95, 98 and NT. As a complement to its software and to support its customers Cimnet also sells and supports Oracle on Hewlett Packard UNIX, Sun Microsystems OS/Solaris Novell and NT database servers. The Company also provides computer consulting, maintenance services, and custom software development in conjunction with the sale of its software on a contract basis.

         The Company's software products enable manufacturers to eliminate paper in the factory and become more efficient in the production process. The term" paperless factory" describes a production environment in which information and data are transferred electronically over networked computers via internal company networks or the internet. Instead of sending paper documents in a traveling folder from machine to machine or factory to factory, information is available to on-line to all employees who have authorization. Efficiency is greatly enhanced because employees do not need to leave their location in order to obtain vital product or production information.

         The Company distributes its products primarily in North America through multi-channel distribution that consists of direct and dealer sales to end users; strategic joint marketing alliances, such as its recent strategic marketing alliance with Intellution and original equipment manufacturing (OEMs). Discrete manufacturing plants ranging from small businesses to Fortune 500 companies use the Company's products. The Company has an installed base at various corporate accounts, including Raytheon, Nike, Lockheed Martin, Smith International, Harley Davidson, Caterpillar, BIC Corporation, Penske Racing, Brown & Sharpe, Emerson Electric, FMC, AMP and General Motors.

INDUSTRY BACKGROUND

         In the late 1960s, metal working industries began to see the emergence of a new machining technology, that became practical as vacuum tubes gave way to transistors - the conversion of machine tool controls from NC (numerically-controlled) to CNC (computer numerically controlled). Prior to this, machine tools were either operated manually by skilled machinists, or mainframe-based Computer Aided Manufacturing (CAM) systems that produced punched paper tape that was physically carried from the programming office to the shop floor. These part programs would then be executed by the NC machine one move at a time as it was read from tape. With the advent of CNC machines having limited memory to store entire programs, the usability of these machines was enhanced, and they become more common. Along with this change, machine controls also gained the ability to communicate electronically with the computers producing their programs, and the Distributed Numerical Control (DNC) business began. Machine controls typically use RS-232 serial communication, as do computers, but that is inherently a one-to-one connection. DNC networks were set up to interconnect the one or two computers producing the part programs with the many machine tools found in a typical factory.

         A second significant change was also driven by electronics technology, specifically the development of the integrated circuit which made minicomputers, and later personal computers, viable. While CNC machines also incorporated this new technology, its greater impact was initially on the programming side, where such systems became affordable, and in the late 1980's, even commonplace. PC-based solutions enabled even small manufacturers to enjoy the benefits of accurate, repeatable parts that NC and CNC machining brought. As PC systems proliferated, the volume of programs and information generated became a blizzard for the factory floor to handle. This was of course added to the overflow of other information that "office-based" computer systems were increasingly generating - manufacturing resource planning (MRP, which later became enterprise resource planning, also known as ERP as its scope widened), inventory control, cost accounting, and scheduling systems. Managing this information by transferring physical media (paper tapes, folders full of documentation, blueprints, etc.) is time-consuming, error-prone, and expensive. Many companies in the discreet marketplace looked at their existing DNC network infrastructure as a base from which to start building their manufacturing execution systems
(MES) to distribute and collect other information to and from the factory floor.

         The PC "revolution" has had another side effect, and that was the gradual elimination of proprietary DNC hardware. Early DNC systems were usually built from custom components because commercially available general purpose computers were either too expensive, or not powerful enough to do the job. It was cheaper to construct custom communications hardware to do the specific task of delivering part programs. As computers, particularly PCs, became cheaper, their volume increased, which further drove down costs, and made it possible to use mostly COTS (commercial off-the-shelf) technology to accomplish the task of delivering information to the shop floor. While some environments do demand rugged hardware, these are mostly repackaged versions of the PCs found on millions of desktops, capable of using the same peripherals, and compatible with the same software. PCs have even begun to take over control of CNC's directly, often using commercially available motion-control cards or accomplishing motion control via software. Value exists not so much in any electronics hardware (which is increasingly a commodity item, except for some special purpose devices), but in the software used to control them.

         Another technology-driven factor in the computer-integrated manufacturing business has been the widespread acceptance of Local-Area Networks
(LANs). While these have been commonplace in offices for years, they have recently made their way onto the factory floor. This has increased the demand for integrated systems, as opposed to "islands of automation". The LAN makes all the resources of a company's computers available to supervisors and even operators on the floor. Now the need is to enable those resources to work together. Many times the common point of contact for these systems is the manufacturing operation, and thus, until manufacturing was "computerized", there was never a need (or as great a need) for them to communicate and present a unified interface. Bringing other systems to manufacturing has had an impact of the focus of those systems as well, since manufacturing is usually a detail-intensive environment. Thus, for example, planning systems which focused on month-by month or even year-by-year forecasts have now to deal with daily or even hourly information. This difference is orientation, as well as differences in functionality and presentation, are what distinguish Manufacturing Execution Systems (MES) from more traditional MRP or ERP (Enterprise Resource Planning) systems. While there is a degree of overlap between these product families, they are usually complementary, not competitive, products.

         It is important to realize that manufacturing related computer systems are still in their growth phase. Even though plain DNC has been around for years, there are still a large number of companies who have yet to install it. Partly this is due to the longevity of manufacturing equipment, especially machine tools. It is not uncommon to encounter 40+ year old equipment in factories, being used every day for critical production. The environment of some manufacturing operations (dirty, noisy, crowded,) has also been an impediment. (Of course, some of these same factors make getting paper-based information off the shop floor all the more imperative.) Manufacturing Execution systems have only begun to appear in the last few years, and few companies have taken full advantage of them. When these are installed, it is often only a portion of their functionality that gets used to start with. Full implementation and integration with other systems can take six months to two years.

PRODUCTS AND SERVICES

         Since September 1994, Cimnet has offered software, hardware, and related services to its customers for manufacturing automation and MES, driving toward the ultimate goal of a "paperless company."

         Cimnet's current software products, sold under the CIMNET(R) software products, are poised for explosive growth in each sector of their respective markets. The software offers customers upward growth and add-on options, allowing customers to grow with the software. The Company is currently developing web browser based software modules for its Folders and DNC Pro software to enhance its customers internet based manufacturing monitoring and reporting efforts.

SOFTWARE PRODUCTS

         DNC PROFESSIONAL: DNC refers to the technology used to interconnect groups of computerized numerical control (CNC) machines to computer systems. Using digital instructions, these machines produce a wide variety of precision parts, such as engine components, aircraft parts, joint prostheses, and molds for other parts. DNC allows the transmission of part programs to and from computers and CNC machine tools.

         DNC Professional, one of Cimnet's major products, is a DNC system that provides a wide variety of features and benefits to its customers, including the ability to view and edit electronically all of the documents and data that are required to perform certain manufacturing functions. It also organizes these documents and data utilizing a database (Oracle, Microsoft Sequel Server, Dbase) that allow shop floor personnel the ability to easily locate pertinent information easily and quickly.

         DNC Professional is an ideal DNC solution for manufacturers to enhance their CNC operations. It installs easily on to existing networks and industry standard hardware, making it almost immediately productive. Easy-to-use, and operating under Windows(R) 95, 98 and NT the software prompts the operators with the appropriate job queue and documents to assure that components are manufactured within the proper sequence and with the correct information. The information that the operators can view includes machine code, textual instructions, and graphical instructions with full multi-media capabilities.

         Cimnet believes that DNC Professional was the first network resident DNC system that functioned in a mixed database/operating system network architecture. This open system approach provides companies with existing hardware and networks to upgrade to Cimnet's fully functional MES solutions. DNC Professional also provides the market with an entry-level solution for manufacturing compliance to ISO 9000 standards.

         FOLDERS: Folders is a Windows(R) based MES software targeted at companies with 200 or more employees, offering manufacturing companies paperless factory capabilities for mixed database/operating system environments, including Windows(R) and UNIX based network and database servers. Folders offers DNC, SPC, job and labor tracking, reporting, scheduling, document distribution and viewing as well as electronic machine tool monitoring.

         Wherever paper is used to transfer information or collect data within a production environment, Folders can help replace it with instantaneous data communication on the network. Folders assembles electronic production information, such as part programs, part drawings, setup sheets, and tooling lists, into a single "electronic folder." Operators at their workstations can immediately access all information to do their jobs by simply clicking on a part number, work center ID, or operation. Virtually, any paperwork now being sent to the production floor can be transferred electronically.

         The major benefit of Folders is that production management gains true control over mission critical workflow. This is the result of having the most up-to-date information available at the work center when and where it is needed. Other advantages of using this system are improved document management, reduction of scrap, optimized processes, reporting, and assistance with ISO 9000 compliance and certification.

         FRONT OFFICE: Front Office is a Windows(R) based manufacturing management system especially designed for small to medium job shops with under 200 employees. It allows manufacturers to take complete, integrated control over sales, production, inventory, scheduling, estimating, purchasing, labor and job tracking and accounting.

         Front Office is a powerful and effective total manufacturing management system available to manufacturing job shops and secondary and tertiary subcontractors of major corporations. It provides the necessities of running a business and the technology to adhere to complex requirements as well as data collection and analysis.

         Front Office provides the smaller manufacturers and job shops with many of the same benefits and features available too much larger companies (through their ERP systems) at a considerably lower cost.

SERVICES

         Cimnet believes that high quality customer service and support are integral components of the application solutions that it offers. Accordingly, Cimnet offers a range of fee-based training, installation, consulting, and maintenance services to facilitate the installation and use of the Cimnet's software.

         Cimnet is geared to provide its customers with the technical expertise required for networking and databases to successfully implement software solutions for their factory operations. Cimnet continually invests in training and certification programs for its technical experts.

TRAINING

         Cimnet offers both classroom and on-site training for its software products, with general courses in statistical process control, distributed numerical control, document management and accounting as they relate to Cimnet's software. Cimnet employs trainers to teach these courses. In addition, Cimnet has created multi-media CDs and the latest applications to provide its customers the most flexibility in training techniques.

INSTALLATION/CONSULTING

         Cimnet provides complete installation services for all of its software, as well as consulting services for installing and configuring computers and networks purchased from third parties. Installation services are marketed on a time and project basis.

MAINTENANCE AND SUPPORT

         Cimnet offers annual maintenance contracts for all of its hardware and software products. The hardware maintenance contract provides the purchaser with next-day replacement of the Cimnet hardware product that fails for any reason. Purchasers of the software maintenance contracts are provided with free software updates, new releases on physical media, and access to Cimnet via the internet to obtain information on latest software releases and new features.

         Both  types  of  maintenance   contracts  include  unlimited  telephone
support. For users not covered by a maintenance contract, Cimnet offers telephone technical support, which can be purchased per incident or for a flat annual fee.

EMPLOYEES

         As of December 31, 1998, Western Tech had no employees and Cimnet employed 27 people, including 9 in new software design development and testing; 8 in customer service, technical support, and installation; 6 in sales and marketing; and 4 in operations and order processing.

         IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         SHORT OPERATING HISTORY; FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. Cimnet has a limited operating history and expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including, among others: delays in introduction of products or product enhancements by Cimnet, its competitors or other providers of hardware, software and components for the industrial automation market; costs associated with product or technology acquisitions; the size and timing of individual orders; software "bugs" or other product quality problems; competition and pricing in the software industry; seasonality of revenues; customer order deferrals in anticipation of new products; market acceptance of new products; reductions in demand for existing products and shortening of product life cycles as a result of new product introductions; changes in operating expenses; changes in Cimnet's strategy; personnel changes; foreign currency exchange rates; regulatory requirements and political and economic instability in foreign markets; mix of products sold; and general economic conditions. As a result, Cimnet believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

         Because Cimnet ships software products within a short period after receipt of an order, Cimnet typically does not have a material backlog of unfilled orders, and revenues in any quarter are substantially dependent on orders booked in that quarter. Cimnet's expense levels are based in part on its expectations as to future revenues and Cimnet may be unable to adjust spending in a timely manner to compensate for any revenue shortfall. Accordingly, operating results would be adversely affected by a reduction in revenues in that quarter since the majority of the Cimnet's expenses are fixed. Any significant weakening in demand would have an almost immediate adverse impact on the Company's operating results and on the Cimnet's ability to achieve profitability. In addition, the Company sells software and hardware maintenance programs which are frequently prepaid by the Company's customers. As a result, the Company may not under applicable accounting principles recognize certain revenues as income until services have been rendered or time periods have elapsed.

         PRODUCT CONCENTRATION. Although the Cimnet sells a variety of hardware and software products, the bulk of Cimnet's revenues are still concentrated in the CIMNET(R) family of products for industrial automation applications. Cimnet introduced the initial version of CIMNET(R) Folders in September, 1994. Revenues from the family of products have grown rapidly and represented over 58% of the Company's total revenues in 1998. The Company expects that revenues from these products will continue to account for a substantial portion of the Company's revenues. The life cycles of the Company's products are difficult to estimate due in large measure to the recent emergence of some of the Company's market, the future effect of product enhancements and future competition. Declines in demand for these products, whether as a result of competition, technological change or otherwise, or price reductions would have a material adverse effect on the Company's operating results.

         COMPETITION. The market for the Company's products is intensely competitive. The Company expects competition to increase and the Company's market share to decline as other companies introduce additional and more competitive Microsoft Windows(R)-based products in this emerging market segment. Many of the Company's present or anticipated competitors have substantially greater financial, technical, marketing and sales resources than the Company. There can be no assurance that the Company will be able to compete successfully in the future.

         DEPENDENCE ON OPERATING ENVIRONMENTS. The Company's software is designed for use with computers running in the Microsoft Windows(R) operating environment. Future sales of the Company's products are dependent upon continued use of these operating environments. In addition, changes to these software programs require the Company to continually upgrade its products. Any inability to produce upgrades or any material delay in doing so would adversely affect the Company's operating results. The successful introduction of new operating systems or improvements of existing operating systems that compete with these software programs also could adversely affect sales of the Company's products and have a material adverse effect on the Company's operating results.

         RAPID TECHNOLOGICAL CHANGE. The market for the Company's products is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. While the Company is committed to the Microsoft Windows operating system, the introduction of products embodying new technologies and the emergence of new industry standards could render the Company's existing products and products currently under development obsolete and unmarketable. The

Company's future success will depend upon its ability to enhance its current products and to develop and introduce new products that keep pace with technological developments, respond to evolving end-user requirements and achieve market acceptance. Any failure by the Company to anticipate or respond adequately to technological developments or end-user requirements, or any significant delays in product development or introduction, could result in a loss of competitiveness or revenues. In the past, the Company occasionally experienced delays in the introduction of new products and product enhancements. There can be no assurance that the Company will be successful in developing and marketing new products or product enhancements on a timely basis or that the Company will not experience significant delays in the future, which could have a material adverse effect on the Company's results of operations. In addition, there can be no assurance that new products or product enhancements developed by the Company will achieve market acceptance.

         MANAGEMENT OF GROWTH. The Company has recently experienced rapid growth in the number of employees, the scope of its operating and financial systems and the geographic area of its operations. This growth has resulted in an increase in the level of responsibility for both existing and new management personnel. To manage its growth effectively, the Company will be required to continue to implement and improve its operating and financial systems and to expand, train and manage its employee base. There can be no assurance that the management skills and systems currently in place will be adequate if the Company continues to grow. The Company may make additional acquisitions in the future. The Company's management has only limited experience with acquisitions, which involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired companies, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired companies.

         KEY EMPLOYEES. The Company's continued success will depend upon its ability to retain a number of key employees, most of whom are not subject to employment agreements or agreements that restrict their ability to compete with the Company following the termination of their employment. In addition, the Company believes that its future success will depend in large part on its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business.

         RELIANCE UPON DISTRIBUTION CHANNEL. The Company has relied and expects to continue to rely primarily on independent distributors for the marketing and distribution of its products. These distributors may also represent other lines of products, some of which may be complementary to or competitive with the Company's products. The Company's distributors are not within the control of the Company and are not obligated to purchase products from the Company. While the Company encourages its distributors to focus primarily on the promotion and sale of the Company's products, there can be no assurance that these distributors will not give higher priority to the sale of other products, including products developed by existing or potential competitors. A reduction in sales efforts or discontinuance of sales of the Company's products by its distributors could lead to reduced sales and could adversely affect the Company's operating results. There can be no assurance as to the continued viability or financial stability of the Company's distributors, the Company's ability to retain its existing distributors or the Company's ability to add new distributors in the future. In addition, as a result of new product introductions or pricing actions by the Company or others, the Company's distributors or end-users may alter the expected timing of their product purchases, thereby exacerbating the possible variability of the Company's quarterly operating results.

         DEPENDENCE ON GENERAL ECONOMIC CONDITIONS. Based in part on the growth in the overall market for and the Company's penetration of the industrial automation software market, as well as the geographic and industry diversity of the Company's customers, the Company believes that general economic conditions have not had a material adverse effect on the Company's results of operation to date. There can be no assurance, however, that economic conditions will not have a material adverse effect on the Company in the future.

         DEPENDENCE ON PROPRIETARY RIGHTS. The Company regards its software as proprietary and attempts to protect it with copyrights, trademarks, trade secret laws and restrictions on disclosure, copying and transferring title. However, the Company has no patents, and existing copyright laws afford only limited practical protection for the Company's software. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company licenses its products primarily under "shrink wrap" license agreements that are not signed by licensees and therefore may be unenforceable under the laws of certain foreign jurisdictions. In addition, in some instances the Company licenses its products under agreements that give licensees limited access to the source code of the Company's products. Accordingly, despite precautions taken by the Company, it may be possible for unauthorized third parties to copy certain portions of the Company's products or to obtain and use information that the Company regards as proprietary. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that such software will become increasingly the subject of claims that such software infringes the rights of others. Although the Company does not believe that its products infringe on the rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. In addition, there can be no assurance that such licenses will be available on reasonable terms, or at all.

         CONTINUED CONTROL BY JOHN RICHARDSON. John Richardson, the Company's Chairman of the Board and Chief Executive Officer, beneficially owns 3,645,000 shares of Common Stock or approximately 70.8% of the shares outstanding. As a result, Mr. Richardson will have the ability to control the business and affairs of the Company.

         POTENTIAL ADVERSE EFFECT OF REDEMPTION OF WARRANTS. As of March 30, 1999, there were 300,000 Class A Common Stock Warrants issued and outstanding. Each Warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $2.50 per share any time prior to May 21, 1999. The Warrants may be redeemed by the Company for $.05 per Warrant at any time upon thirty (30) days' prior written notice to the Warrantholders so long as the shares of Common Stock trade for not less than $3.25 for ten (10) trading days during any period of thirty (30) trading days. Notice of redemption of the Warrants could force the holders to exercise the Warrants and pay the exercise price at a time when it may be disadvantageous for them to do so, to sell the Warrants at the current market price when they might otherwise wish to hold the Warrants, or to accept the redemption price which would be substantially less than the market value of the Warrants at the time of redemption.

         NO DIVIDENDS AND NONE ANTICIPATED. To date, the Company has paid no dividends. For the foreseeable future, earnings generated from the Company's proposed operations will be retained for use in the Company's business.

         FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE. This Memorandum contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in this Memorandum (including Exhibits), words such as "anticipate," "believe," "estimate," "except," and, depending on the context, "will" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

         DEPENDENCE ON KEY PERSONNEL. The Company is dependent, in particular, upon the services of John Richardson, its Chief Executive Officer and Chairman of the Board. If Mr. Richardson was unable to provide services to the Company for whatever reason, the business would be adversely affected. The Company does not maintain a key person life insurance policy on Mr. Richardson.

         YEAR 2000. The Company recognizes that a challenging problem exists in that many computer systems worldwide do not have the capability of recognizing the year 2000 or the years thereafter. No easy technological "quick fix" has yet been developed for this problem. The Company has spent a considerable sum of money to assure that all its software programs are year 2000 compliant and believes that they are. This "Year 2000 Computer Problem" creates risk for the company from unforeseen problems in its own software and from third parties with whom the company deals. Such failures of the Company and/or third parties' computer systems could have a material adverse effect on the Company and its ability to conduct its business in the future.

ITEM 2. PROPERTIES.

         The Company's principal facility is a 6,500 square foot building in Robesonia, Pennsylvania. In addition, the Company has recently moved its some of its new product development group to a 1,000 square foot space adjacent to the principal facility. The Company believes that its current facilities are adequate to meet the Company's current business requirements, and that suitable additional space will be available as needed. The building is owned by John Richardson, Western Tech's Chief Executive Officer and Chairman of the Board and the lease is on a year to year basis. The monthly rent paid by the Company to Mr. Richardson is $7,500 month which the Company considers to be no greater than market rate for comparable space.

ITEM 3. LEGAL PROCEEDINGS.

         No material legal proceedings are pending, or to the Western Tech's knowledge threatened, to which Western Tech or any of its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 1998.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Western Tech's shares of Common Stock were quoted since May 28, 1998 on the OTC Bulletin Board under the symbol "WTNR". However, Western Tech is not aware of any established trading market for its Common Stock nor is there any record of significant trading in Western Tech's Common Stock.

         The following table sets forth the range of high and low bid quotations for the Common Stock, since May 28, 1998 as reported by the OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of Western Tech's securities fluctuates and may be extremely limited (or non-existent) during certain periods. As a result, the liquidity of an investment in the Western Tech's securities may be adversely affected.

                           COMMON STOCK
                           ------------
                           HIGH     LOW
                           ----     ---
1998
----

Quarter ended
June 30, 1998*             $.01     $.01

Quarter ended
September 30, 1998         $.06     $.06

Quarter ended
December 31, 1998          $.06     $.06

* Limited trading on the OTC Bulletin Board commenced on May 28, 1998.

         On March 25, 1999, the final quoted prices as reported by the OTC Bulletin Board was $.06 for each share of Common Stock. As of March 25, 1999, there were 5,150,000 shares of Common Stock outstanding, held of record by approximately 56 record holders.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

STATEMENTS IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS DOCUMENT AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY THE COMPANY OR BY OFFICERS, DIRECTORS OR EMPLOYEES OF THE COMPANY ACTING ON THE COMPANY'S BEHALF THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER UNKNOWN FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM THE HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. IN ADDITION TO STATEMENTS WHICH EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS LABELED WITH THE TERMS "BELIEVES", "BELIEF", "EXPECTS", "INTENDS", "ANTICIPATES" OR "PLANS" TO BE UNCERTAIN FORWARD-LOOKING STATEMENTS. THE FORWARD LOOKING STATEMENTS CONTAINED HEREIN ARE ALSO SUBJECT GENERALLY TO OTHER RISKS AND UNCERTAINTIES THAT ARE DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS AND REGISTRATION STATEMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

         This section presents a review of the Company's financial condition and results of operations and should be read in conjunction with the consolidated financial statements of the Company and the notes included elsewhere herein. Per share information has been restated to reflect the recapitalization as if it had occurred at the beginning of the most recent period presented.

OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net Sales for the year ended December 31, 1998 increased by 9.7% or $283,100 over net sales for the year ended December 31, 1997. This increase resulted from an introduction of new software products.

Costs of goods sold for 1998 were $529,705 compared to $561,559 for 1997, a decrease of $31,854 or 5.7%. This decrease in costs of goods sold is related to the company focusing more on software and services sales and decreasing its sales of hardware related items.

Gross Profit for 1998 was $2,662,020, compared to $2,347,066 for 1997, an increase of $314,954 or 13.4%. This increase is due to the reduced cost of goods associated with software and services sales verse hardware sales.

Selling, general and administrative expenses for 1998 were $1,680,989 or 52.7% of net sales, and total R&D expenses were $981,065 or 30.7% of net sales compared to selling, general and administrative expenses of $1,278,860 or 44.0% of net sales and total R&D expenses were $965,856 or 33.2% of net sales for 1997. These increases are due to additional administrative personnel being employed during the current year to support the release of new software products. The Company issued 500,000 shares of common stock in 1997 for consulting services rendered. This resulted in a $560,000 one time charge to operations in 1997.

Income from operations for 1998 was $16 compared to a loss of $457,650 in 1997, an increase of $457,666. This increase in operating income is primarily the result of the one time charge of $560,000 for consulting service.

Interest expense for 1998 was $47,933 or 1.5% of net sales, compared to $52,498 or 1.8% of net sales for 1997.

Effective December 31, 1997, the Company terminated its S corporation election and became a C corporation. In connection with the Company's change in tax status, the Company recorded a deferred asset of $23,000 in 1998. As a C corporation, the computation of deferred taxes is based on federal C corporation tax rates, which are not applicable to S corporations, and C corporation state tax rates, which are significantly larger than S corporation state tax rates. In accordance with SFAS 109, the gain resulting from the increase in the deferred tax asset is included as a credit to tax expense during the period ended December 31, 1998.

Net loss for 1998 was $27,050 or $0.01 per share as compared to $510,148 or $0.12 per share for 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net sales for the year ended December 31, 1997 decreased by 1.2% or $36,006 over net sales for the year ended December 31, 1996. The decrease results can be contributed to one large order placed with the company in 1996.

Costs of goods sold for 1997 were $561,559, compared to $787,654 in 1996, a decrease of $226,095 or 28.7%. This decrease in costs can be attributed to the company moving away from hardware related sales.

Gross Profit for 1997 was $2,347,066, compared to $2,156,977 in 1996, an increase of $190,089 or 8.8%. The increase is attributed to the company's lower cost of goods sold.

Selling, general and administrative expenses for 1997 were $1,278,860 or 44.0% of net sales, and total R&D was $965,856 or 33.2% of net sales, compared to $1,179.893 or 40.0% and R&D expenses were $808,606 or 27.5% of net sales for 1996. The increase in these expenses is the result of the company introducing new software products to the marketplace. The Company issued 500,000 shares of common stock in 1997 for consulting services rendered.
This resulted in a $560,000 one time charge to operations in 1997.

Income (loss) from operations for 1997 was $(457,650) or 15.7% of net sales compared to $164,130 or 5.6% of net sales for 1996, a decrease of $621,780. This decrease in operating income is primarily the result of the one time charge to operations for consulting expense. Income from operations would have been $102,350 or 3.5% of net sales in 1997, excluding the one time charge to operation.

Interest expense for 1997 was $52,498 or 1.8% of net sales compared to $48,150 or 1.6% of net sales for 1996.

Net income (loss) for 1997 was $(510,148) or $(0.12) per share as compared to $115,980 or $0.03 per share for 1996. This decrease in operating income is primarily the result of the one time charge to operations for consulting expense.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had current assets of $835,573 as compared to $491,309 at December 31, 1997. This increase is due to additional accounts receivable relating to the additional software and service sales. Current liabilities increased $204,386 from 1997 to 1998. This increase is due to additional costs associated with the increase in general, selling and administrative costs relating to the release of new software products. The Company believes that its existing cash, accounts receivable, and anticipated revenues will be sufficient to meet its liquidity and cash requirements for the next twelve months.

OPERATING ACTIVITIES

Cash provided by (used in) operations for fiscal 1998 and 1997 was $(158,044) and $218,922, respectively. The decrease in cash provided by operations in 1998 was due to an increase in accounts receivable of $260,559. Accounts receivable increased due to an increase in the company's sales.

INVESTING ACTIVITIES

Investing activities consumed $77,307 and 36,894 in 1998 and 1997, respectively, for purchases of capital assets.

FINANCING ACTIVITIES

During fiscal 1998, financing activities provided of $240,196 in cash 1998 compared to $220,681 in cash used in 1997, an increase of $460,857 in cash from financing activities in fiscal 1997. Financing activities in 1998, consisted primarily of the Company's issuance of 100,000 units for $2.50 per unit through a private placement which raised approximately $225,000, net of offering expenses. In 1997, the Company repaid $145,000 on its line of credit.

CAPITAL RESOURCES

The Company has certain credit facilities with its bank including a line of credit and two term loans. As of December 31, 1998, the Company had approximately, $300,000 of unused credit available on its line of credit. The Company is current with all its obligations to its bank and has met all financial covenants in its loan documents.

The Company has no material commitments for capital expenditures and believes that its cash from operations, existing balances and available credit line will be sufficient to satisfy the needs of its operations and its capital commitments for the foreseeable future. However, if the need arose, the Company would seek to obtain capital from such sources as continuing debt financing or equity financing.

NEW PRONOUNCEMENTS

In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Company's operating segments. Under current conditions, the Company is reporting one segment

ITEM 7. FINANCIAL STATEMENTS

         See Financial Statements following Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Jones, Jensen & Company, P.C. ("Jones Jensen") by the letter dated April 8, 1999 was dismissed as the independent accountants for Western Tech. The reports of Jones Jensen on the financial statements of Western Tech for the past two fiscal years contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Western Tech's Board of Directors approved the dismissal of Jones Jensen.

         For the two most recent fiscal years and through April 8, 1999, there have been no disagreements between Western Tech and Jones Jensen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Jones Jensen to make a reference thereto in its report on Western Tech's financial statements for such period. During the two most recent fiscal years and through April 8, 1999, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

         Western Tech has requested that Jones Jensen furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Jones Jensen agrees with the above statements. A copy of such letter will filed with the Securities and Exchange Commission as an exhibit to Western Tech's Current Report on Form 8-K.

         Western Tech engaged Grant Thornton LLP ("GT"), as its new independent accountants as of April 8, 1999. Prior to such date, Western Tech did not consult with GT regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by GT, or (iii) any other matter that was the subject of a disagreement between Western Tech and its auditor (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a) (1)(v) of Regulation S-K).


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT.

         The names and ages of the directors and executive officers of Western Tech are set forth below:

NAME                          AGE          POSITION(S) WITH THE COMPANY
----                          ---          ----------------------------
Zenith S. Merritt(1)          69           President and Director of Western Tech
Thomas M. Hockaday(1)         62           Secretary-Treasurer and Director of Western Tech
Jo Juliano-Smith(2)           55           Director of Western Tech
John D. Richardson(3)         40           Chairman of the Board, Chief Executive Officer and
                                           Chief Accounting Officer of Western Tech and Cimnet
David Birk(3)                 58           Director of Western Tech and Cimnet
Andrew Roosevelt(3)           36           Director and Secretary of Western Tech and Cimnet
Joseph Vinhais                31           President of Cimnet
Keith Frantz                  42           Vice President-Development of Cimnet

(1)  Resigned on March 2, 1999.
(2)  Resigned on February 22, 1999.
(3)  Became a director of Western Tech on March 2, 1999.

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

         Z.S. MERRITT. Mr. Merritt was the President and a director of Western Tech from December 15, 1994 until March 2, 1999. For the last five years (and previously), Mr. Merritt has also provided independent consulting services as a geologist and landman, as well as acting as the owner and real estate broker for Meritt Realty in Casper, Wyoming.

         THOMAS M. HOCKADAY. Mr. Hockaday was Vice President and a director of Western Tech from December 15, 1994 until March 2, 1999. For the last five years (and previously), Mr. Hockaday worked as a real estate sales representative and investment advisor for Merit Realty in Casper, Wyoming.

         JO JULIANO SMITH. Ms. Smith was a director of Western Tech from April 1, 1997 through February 22, 1999. She has over fifteen years of experience as a paralegal, and in recent years (including the last five years) has also worked as a substance abuse counselor.

         JOHN D. RICHARDSON. Mr. Richardson has been the Chairman of the Board, Chief Executive Officer and Chief Accounting Officer of Western Tech since March 2, 1999. Mr. Richardson was a computer programmer at Rockwell International Corporation from 1980 to 1982, where he programmed machine tools for the manufacture of printing presses. In 1982, he joined the cutting tool division of Sandvik Corporation during which time he served as a regional sales manager for the company's Pennsylvania territory. In 1984, he left Sandvik to form Cimnet and has served as its Chief Executive Officer and Chairman of the Board since that time.

         DAVID BIRK. Mr. Birk has been a director of Western Tech since March 2, 1999 and a director of Cimnet since January 1998. Mr. Birk is the sole stockholder and President of ManSoft, a software distribution company in the southwestern United States. ManSoft is a significant regional distributor of Cimnet's product. From 1986 through 1994, Mr. Birk was a Regional Sales Manager of Intercim (and its predecessors), a software developer of manufacturing execution systems.

         ANDREW ROOSEVELT. Mr. Roosevelt has been a director of Western Tech since March 2, 1999 and a director of Cimnet since June 1998. Mr. Roosevelt formed Go Glo Co., Inc., a venture capital firm, in 1990 and has served as its President since that time. Go Glo Co., Inc. is a stockholder of Cimnet.

         JOSEPH VINHAIS. Mr. Vinhais joined Cimnet in 1994 us a Statistical Process Control Product Manager. He was then promoted to Regional Sales Manager, Vice President of Sales and has served as its President since January 1, 1998. Prior to his employment with Cimnet, Mr. Vinhais was employed as a staff engineer by Textron Lycoming.

         KEITH FRANTZ. Mr. Frantz joined Cimnet in 1989 and has served as its Vice President of Development since 1992. Previously, he was a senior engineer at Laser Communications, Inc.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Western Tech's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of Western Tech's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Western Tech. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish Western Tech with copies of all
Section 16(a) forms they file.

         Except as set forth below, to Western Tech's knowledge, based solely on its review of the copies of such reports furnished to Western Tech during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied. The following table sets forth, as of the date of this report, the name and relationship of each person who failed to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act:

NAME                       POSITION                           REPORT TO BE FILED
----                       --------                           ------------------

Zenith S. Merritt          President, Director, >10% S/H      Form 3
Thomas M. Hockaday         Vice President and Director        Form 3
Jo Juliano Smith           Director                           Form 3

ITEM 10. EXECUTIVE COMPENSATION

         Western Tech has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. Western Tech has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 1996 and 1997 or 1998. Further, Western Tech has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of March 30, 1999 the beneficial ownership of the shares of Western Tech's Common Stock by (i) each person known by Western Tech to beneficially own five percent (5%) or more of the outstanding shares; (ii) Western Tech's officers and directors; and (iii) Western Tech's officers and directors as a group.

     NAME AND ADDRESS OF                SHARES OF COMMON STOCK           PERCENTAGE OF CLASS
     BENEFICIAL OWNER(1)                BENEFICIALLY OWNED(2)            BENEFICIALLY OWNED(3)
     -------------------                ---------------------            ---------------------
Zenith S. Merritt(4)                           251,400                            4.9%
801 East "A" Street
Casper, Wyoming 82601
Thomas Hockaday(5)                             500(7)                              *
1560 Nottingham
Casper, Wyoming 82609

Jo Juliano-Smith(6)                            -------                             *
801 East "A" Street
Casper, Wyoming 82601

John D. Richardson(7)                          3,645,000(8)                      70.8%

David Birk(9)                                  -------                             *

Andrew Roosevelt(10)                           50,000(11)                          *

Joseph Vinhais(12)                             116,667(13)                        2.3%

Keith Frantz(14)                               32,000(15)                          *

All Officers and Directors
  as a Group (3 persons)                       4,095,567                         79.5%


* represents less than 1% of the total number of shares of the Company's Common Stock outstanding
1. Unless noted otherwise, the address for such person is c/o Western Technology & Research, Inc., 946 West Penn Avenue, Robesonia, PA 19551
2. Unless noted otherwise, all shares indicated as beneficially owned are held of record by and the right to vote and transfer such shares lies with the person indicated. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.
3.   Calculated based upon 5,150,000 shares of common stock outstanding.
4. Mr. Merritt was the President and a director of Western Tech prior to the consummation of the Merger.
5. Mr. Hockaday was the Secretary-Treasurer and a director of Western Tech prior to the consummation of the Merger.
6.   Ms. Smith was a director of Western Tech until February 22, 1999.
7. Mr. Richardson has been the Chairman of the Board, Chief Executive Officer and Chief Accounting Officer of Western Tech since the consummation of the Merger.
8. Mr. Richardson disclaims beneficial ownership of an aggregate of 55,000 shares of Common Stock beneficially owned by children and his parents.

9. Mr. Birk has been a director of Western Tech since the consummation of the Merger.
10. Mr. Roosevelt has been a director of Western Tech since the consummation of the Merger.
11. Includes (i) 20,000 shares of Common Stock and (ii) 30,000 Class A Common Stock Purchase Warrants, each held by Go Glo Co., Inc., a company owned and controlled by Mr. Roosevelt.
12. Mr. Vinhais is the President of Cimnet with his primary job function being the growth of the Folders software division .
13. Includes (i) 16,667 shares of Common Stock issuable upon the exercise of a stock option prior to January 1, 2000 at an exercise price of $.05 per share and (ii) 100,000 shares of Common Stock issuable upon the exercise of a stock option prior to January 1, 2002 at an exercise price of $1.25 per share.
14.  Mr. Frantz is the Vice President-Development of Cimnet.
15. Includes 12,000 shares of Common Stock issuable upon the exercise of a stock option prior to May 21, 1999 at an exercise price of $2.50 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         To  the  best  of   Management's   knowledge  there  were  no  material
transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by Western Tech to own of record or beneficially more than 5% of any class of Western Tech's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. H.D. Williams has advanced funds to pay for attorneys fees and accounting fees for the preparation of filings with the Securities and Exchange Commission. In addition, the Company has agreed to pay Williams Investment Co. a consulting fee of $25,000 for services rendered in connection with the Merger.

         The Company's principal facility is a 6,500 square foot building in Robesonia, Pennsylvania. In addition, the Company has recently moved its some of its new product development group to a 1,000 square foot space adjacent to the principal facility. The Company believes that its current facilities are adequate to meet the Company's current business requirements, and that suitable additional space will be available as needed. The building is owned by John Richardson, Western Tech's Chief Executive Officer and Chairman of the Board and the lease is on a year to year basis. The monthly rent paid by the Company to Mr. Richardson is $7,500 month which the Company considers to be no greater than market rate for comparable space.

         On December 9, 1997, the Company issued 500,000 shares of its common stock to two individuals for consulting and advisory services rendered through that date and $15,000 cash ($0.03 per share). The difference between the fair value of the common stock, $1.15 as determined by management based on the private placement memorandum, and the cash consideration was charged to operations in 1997.

                                     PART IV

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibits

3.01*       Articles of Incorporation of the Company.

3.02*       By-Laws of the Company.

4.01*       Specimen Certificate for shares of Common Stock.

4.02        Class A Common Stock Purchase Warrant

10.01** Agreement and Plan of Merger dates as of December 30, 1998 among the Company, Cimnet, Inc. and Cimnet Acquisition Corp.

21.01       Subsidiaries of Registrant


-----------------
* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC File No. 022597.

** Previously filed with and incorporated hereby with reference to the Company's Form 8-K filed with the Commission on January 27, 1999.

(b) Reports on Form 8-K

                  None.

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

              WESTERN TECHNOLOGY AND RESEARCH, INC. AND SUBSIDIARY

                           DECEMBER 31, 1998 AND 1997

                                 C O N T E N T S



                                                                     PAGE
                                                                     ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   F-1


FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS                                    F-2

      CONSOLIDATED STATEMENTS OF OPERATIONS                          F-3

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)    F-4

      CONSOLIDATED STATEMENTS OF CASH FLOWS                          F-5

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Western Technology and Research, Inc.


         We have audited the accompanying consolidated balance sheets of Western Technology and Research, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Technology and Research, Inc. and Subsidiary as of December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP
----------------------
    Grant Thornton LLP

Philadelphia, Pennsylvania
January 18, 1999, (except for
    note B, as to which the date
    is March 2, 1999)

              Western Technology and Research, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,



                                                                       1998            1997
                                                                    -----------    -----------
                ASSETS

CURRENT ASSETS
    Cash                                                            $    31,505    $    26,660
    Accounts receivable, net of allowance of $32,915 and
       $37,185 at December 31, 1998 and 1997, respectively              599,497        334,668
    Inventories                                                          88,505         51,139
    Prepaid expenses                                                     93,066         78,842
    Deferred tax asset                                                   23,000             --
                                                                    -----------    -----------

                Total current assets                                    835,573        491,309

PROPERTY AND EQUIPMENT, NET                                             275,688        243,185
                                                                    -----------    -----------

                                                                    $ 1,111,261    $   734,494
                                                                    ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Line of credit                                                  $   298,992    $   227,090
    Current portion of long-term debt                                   100,211         75,125
    Accounts payable                                                    110,698         54,210
    Accrued expenses                                                     54,086         43,969
    Deferred income                                                     496,658        455,865
                                                                    -----------    -----------

Total current liabilities                                             1,060,645        856,259

LONG-TERM DEBT, net of current portion                                   47,538         87,733

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, par value $.0001 per shares; 5,000,000
       shares authorized (no shares issued and outstanding)                  --             --
    Common stock, 50,000,00 shares authorized at no par value,
       5,150,000 shares issued and outstanding                        1,036,050             --
    Common stock, par value, $.0001 per share; authorized,
       15,000,000 shares, and 4,230,000 shares issued and
       outstanding                                                           --            423
    Additional paid-in capital                                               --        763,301
    Accumulated deficit                                                (692,574)      (665,524)
                                                                    -----------    -----------
                                                                        343,476         98,200
    Less
       Cost of treasury stock, 30,000 shares in 1997                         --          7,772
       Deferred compensation                                             36,667             --
       Shareholder receivable                                           303,731        299,926
                                                                    -----------    -----------

                                                                          3,078       (209,498)
                                                                    -----------    -----------

                                                                    $ 1,111,261    $   734,494
                                                                    ===========    ===========

              Western Technology and Research, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,



                                                            1998           1997
                                                        -----------    -----------
Net sales                                               $ 3,191,725    $ 2,908,625
Cost of goods sold                                          529,705        561,559
                                                        -----------    -----------

                Gross profit                              2,662,020      2,347,066
                                                        -----------    -----------

Operating expenses
    Selling, general and administrative                   1,680,939      1,278,860
    Research and development                                981,065        965,856
    Noncash consulting fees                                      --        560,000
                                                        -----------    -----------
                                                          2,662,004      2,804,716
                                                        -----------    -----------

                Operating income (loss)                          16       (457,650)

Loss on disposal                                              2,133             --

Nonoperating interest expense                                47,933         52,498
                                                        -----------    -----------

                Loss before income tax benefit              (50,050)      (510,148)

Income tax benefit                                           23,000             --
                                                        -----------    -----------

                NET LOSS                                $   (27,050)   $  (510,148)
                                                        ===========    ===========

Loss per common share - basic and diluted               $     (0.01)   $     (0.12)
                                                        ===========    ===========

Weighted average shares outstanding basic and diluted     4,906,849      4,231,507
                                                        ===========    ===========

              Western Technology and Research, Inc. and Subsidiary

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     Years ended December 31, 1998 and 1997



                                              Common Stock          Additional
                                      ----------------------------    Paid-in    Accumulated   Treasury      Deferred    Shareholder
                                          Shares          Amount      Capital      Deficit       Stock     Compensation  Receivable
                                      --------------    ----------  -----------  -----------  -----------  ------------  ----------
Balance at January 1, 1997                   70,000    $    70,000  $   118,724  $  (155,376) $    (7,222) $        --   $ (280,440)

Recapitalization                          3,660,000        (69,627)      69,627           --           --           --           --
Issuance of capital stock in
    exchange for consulting
    services and cash                       500,000             50      574,950           --           --           --           --
Net loss                                         --             --           --     (510,148)          --           --           --
Stockholder distribution                         --             --           --           --           --           --   $  (19,486)
                                        -----------    -----------  -----------  -----------  -----------  -----------   ----------

Balance at December 31, 1997              4,230,000            423      763,301     (665,524)      (7,222)          --   $ (299,926)

Excess of fair value of stock over
    exercise price of options granted            --             --       55,000           --           --      (55,000)          --
Issuance of common stock                    200,000             20      249,980           --           --           --           --
Offering costs                                   --             --      (24,902)          --           --           --
Retirement of treasury stock                (30,000)            (3)      (7,219)          --        7,222           --           --
Reclassification of .0001 par
    common stock                         (4,400,000)          (440)          --           --           --           --           --
Issuance of no par common
    stock                                 5,150,000      1,036,050   (1,036,160)          --           --           --           --
Compensation expense                             --             --           --           --           --       18,333           --
Stockholder distribution                         --             --           --           --           --           --   $   (3,805)
Net loss                                         --             --           --      (27,050)          --           --           --
                                        -----------    -----------  -----------  -----------  -----------  -----------   ----------

Balance at December 31, 1998              5,150,000    $ 1,036,050  $        --  $  (692,574) $        --  $   (36,667)  $ (303,731)
                                        ===========    ===========  ===========  ===========  ===========  ===========   ==========

              Western Technology and Research, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                        1998         1997
                                                                      ---------    ---------
Cash flows from operating activities
    Net loss                                                          $ (27,050)   $(510,148)
    Adjustments to reconcile net loss to net cash (used in)
           provided by operating activities
       Depreciation and amortization                                     80,561       61,566
       Loss on disposal of equipment                                      2,133           --
       Noncash consulting fees                                               --      560,000
       Allowance for future returns                                      (4,270)      37,185
       Issuance of employee stock options                                18,333           --
       (Increase) decrease in assets
           Accounts receivable                                         (260,559)      30,344
           Inventories                                                  (37,366)      34,720
           Deferred tax asset                                           (23,000)          --
           Prepaid expenses                                             (14,224)      (4,464)
       Increase (decrease) in liabilities
           Accounts payable                                              56,488     (102,433)
           Accrued expenses                                              10,117       (3,358)
           Deferred income                                               40,793      115,510
                                                                      ---------    ---------
                Net cash (used in) provided by operating activities    (158,044)     218,922
                                                                      ---------    ---------
Cash flows from investing activities
    Purchase of property and equipment                                  (77,307)     (36,894)
                                                                      ---------    ---------
                Net cash used in investing activities                   (77,307)     (36,894)
                                                                      ---------    ---------
Cash flows from financing activities
    Net (payments on) proceeds from line of credit                       71,902     (145,500)
    Proceeds from long-term borrowings                                   30,000           --
    Principal payments on long-term borrowings                          (82,999)     (70,695)
    Proceeds from issuance of common stock, net                         225,098       15,000
    Net advances to shareholder                                          (3,805)     (19,486)
                                                                      ---------    ---------
                Net cash provided by (used in) financing activities     240,196     (220,681)
                                                                      ---------    ---------
                NET INCREASE (DECREASE) IN CASH                           4,845      (38,653)
Cash at beginning of year                                                26,660       65,313
                                                                      ---------    ---------
Cash at end of year                                                   $  31,505    $  26,660
                                                                      =========    =========
Supplemental disclosures of cash flow information
    Cash paid during the year for
       Interest                                                       $  48,235    $  53,520
                                                                      =========    =========
    Noncash transactions
       Acquisition of property and equipment via capital lease        $  37,890    $  32,268
                                                                      =========    =========

       Issuance of employee stock options                             $  55,000    $      --
                                                                      =========    =========

              Western Technology and Research, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997



NOTE A - NATURE OF BUSINESS

    Western Technology and Research , Inc. (Western Technology), organized under the laws of the state of Wyoming, conducts its business through its wholly owned subsidiary, Cimnet, Inc. (Cimnet or the Company).

    Cimnet is in the business of the development, sale, and maintenance of computer integrated manufacturing software. The Company also is engaged in the resale of hardware that is incidental to the operation of its software products. The Company's software is a manufacturing execution system which enables factories to monitor work flows and manufacturing processes. The Company's office is located in Robesonia, Pennsylvania, and the Company has sales throughout the United States. Credit is granted on terms that the Company establishes for individual customers. On December 31, 1997, J. N. L. Industries, Inc., a Pennsylvania corporation, merged with and into Cimnet, Inc., a newly formed Delaware corporation with no operations, assets or liabilities.

NOTE B - BASIS OF PRESENTATION

    On March 2, 1999, Western Technology a non-operating public company with 750,000 common shares outstanding and immaterial net assets, acquired 100% of the outstanding common stock of Cimnet (the Acquisition). The Acquisition resulted in the owners and management of Cimnet having effective operating control of the combined entity after the Acquisition, with the existing Western Technology investors continuing as only passive investors.

    Under generally accepted accounting principles, the Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by Cimnet for the net monetary assets of Western Technology, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill intangible is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Western Technology), are those of the "legal acquiree" (Cimnet) (I.E. the accounting acquirer). The Securities and Exchange Commission requires that capital transaction consummated after year end but prior to the issuance of the consolidated financial statements should be given retroactive effect as if the transaction had occurred on December 31, 1998.

    Accordingly, the consolidated financial statements of Western Technology as of December 31, 1998, and 1997 and for the years then ended, are the historical financial statements of Cimnet for the same periods adjusted for the exchange of the common stock as defined in the Agreement and Plan of Merger (the Agreement) executed at consummation of the Acquisition.

              Western Technology and Research, Inc. and Subsidiary

                           December 31, 1998 and 1997



NOTE B - BASIS OF PRESENTATION - Continued

    Under the terms of the agreement, each outstanding common share, $0.0001 par value, of Cimnet was converted into one common share of Western Technology's common stock, no par value. The additional paid-in capital account has been combined with common stock as presented in the statement of changes in shareholders' equity. The common stock exchanged, in addition to the existing Western Technology shares outstanding, collectively resulted in the recapitalization of the Company. Earnings per share (EPS) calculations include the Company's change in capital structure for all periods presented.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  REVENUE RECOGNITION

    The Company generates revenue principally from the following sources.

          SOFTWARE AND HARDWARE

          Revenues are recorded when software or hardware products are shipped and are recorded net of allowance for estimated returns, price concessions, and other discounts.

          MAINTENANCE AGREEMENTS

          Maintenance agreements generally require the Company to provide technical support and certain software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the maintenance agreement.

          The Company has adopted the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION. The adoption did not have a material effect on the Company's financial statements.

    2.  INVENTORIES

    Inventories, which consist entirely of hardware purchased for resale, are stated at the lower of average cost (first-in, first-out method) or market.

    3.  PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation on equipment is computed by the declining-balance method over the following estimated useful lives:

        Furniture and fixtures                                  5 to 10 years
        Transportation equipment                                3 to  5 years
        Leasehold improvements                                  7 to 40 years

              Western Technology and Research, Inc. and Subsidiary

                           December 31, 1998 and 1997



NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Improvements to leased property are amortized over the lesser of the life of the lease or the lives of the improvements. Software is amortized over three years under the straight-line method.

    Expenditures for betterments and additions are capitalized, while maintenance and repairs are charged to expense when incurred. When depreciable property is retired or otherwise disposed of, the related assets and accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in earnings.

    4.  INCOME TAXES

    Effective December 31, 1997, the Company terminated its S corporation election and became a C corporation. In connection with the Company's change in tax status, the Company recorded a deferred asset of $23,000 in 1998. As a C corporation, the computation of deferred taxes is based on federal C corporation tax rates, which are not applicable to S corporations, and C corporation state tax rates, which are significantly larger than S corporation state tax rates. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, the gain resulting from the increase in the deferred tax asset is included as a credit to tax expense during the period ended December 31, 1998.

    As of January 1, 1998, the Company accounts for its income taxes under the liability method specified by SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The Company files a consolidated federal income tax return, and the amount of income tax expense or benefit is computed and allocated on a separate return basis.

    Prior to January 1, 1998, the Company, with the consent of its stockholders, was taxed as a "S" corporation, with the stockholders separately accounting for their pro rata shares of the Company's items of income, deductions, losses, and credits.

    5.  LOSS PER COMMON SHARE

    The Company reports earnings per share in accordance with the provisions of SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

    Options to purchase 50,000 shares of common stock for $0.05 per share were outstanding during 1998. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price. Warrants to purchase 300,000 shares of common stock for $2.50 per share were outstanding during 1998 and 1997. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

              Western Technology and Research, Inc. and Subsidiary

                           December 31, 1998 and 1997



NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    6.  STOCK OPTIONS

    The Company accounts for its stock option plans under APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, no compensation expense has been recognized for stock options issued to employees. The Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Alternatively, SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Pro forma information is not presented due to the immateriality of total pro forma compensation expense.

    7.  USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    8.  SOFTWARE DEVELOPMENT COSTS

    Under the criteria set forth in SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross product revenue, estimated economic product lives, and changes in software and hardware technology. Amounts that would have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company.

    Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased, or otherwise marketed are charged to expense as research and development until the technological feasibility of the product has been established. Costs incurred after technological feasibility has been established for software development, maintenance, and product enhancements and acquisition costs are included in cost of goods sold.

              Western Technology and Research, Inc. and Subsidiary

                           December 31, 1998 and 1997



NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    9.  ADVERTISING COSTS

    The Company expenses the cost of advertising the first time advertising takes place, except for prepaid advertising. Prepaid advertising consists principally of the costs of developing advertising materials including sales literature and catalogs. These costs are expensed on a monthly basis over the estimated useful life of the materials, generally over 12 to 24 months. At December 31, 1998 and 1997, $32,502 and $24,038 of advertising costs, respectively, were included in prepaid expenses. Advertising expense for the years ended December 31, 1998 and 1997, was $136,268 and $84,428, respectively

    10.  SEGMENT REPORTING

    In 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Company's operating segments. Under current conditions, the Company is reporting one segment.

    11.  RECLASSIFICATIONS

    Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

NOTE D - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31:

                                                   1998       1997
                                                 --------   --------
Furniture, fixtures and equipment                $419,348   $328,035
Leasehold improvements                            171,858    169,926
Computer software                                  15,545         --
                                                 --------   --------
                                                  606,751    497,961
Less accumulated depreciation and amortization    331,063    254,776
                                                 --------   --------

                                                 $275,688   $243,185
                                                 ========   ========

Depreciation and amortization amounted to $80,561 and $61,566 for the years ended December 31, 1998 and 1997, respectively.

NOTE E - DEFERRED TAXES

         The Company has recorded a deferred tax asset of $23,000 reflecting the benefit of approximately $70,000 in loss carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized in subsequent periods. No current income tax provision was made due to an estimated taxable loss.Western Technology and Research, Inc. and Subsidiary.

                           December 31, 1998 and 1997



NOTE F - LINE OF CREDIT

    The Company has a $600,000 line of credit with a bank. Interest is payable monthly at the bank's prime interest rate plus .75%. The amount outstanding at December 31, 1998 and 1997, was $298,992 and $227,090, respectively. The line of credit expires April 30, 1999. The line of credit is collateralized by a first lien security interest in all business assets, a second lien mortgage on real estate owned by the shareholders, an unlimited surety agreement with the shareholders, and assignment of a life insurance policy on the principal shareholder in the amount of $500,000.

NOTE G - LONG-TERM DEBT

    Long-term debt consisted of the following at December 31:

                                                                                              1998            1997
                                                                                            ---------      ---------
    Note payable to bank in monthly  payments  of $5,000  plus  interest  at the bank's  prime  interest  rate  plus 1% per  annum  to  January  1,  2000;
       collateralized along with the line of credit as described in Note D                  $  65,000      $ 125,000

    Note payable to bank in 36 monthly payments of $945,  including  interest at
       8.25%  per annum to April  2001;  collateralized  along  with the line of
       credit as described in Note D                                                           23,943             --

    Capital lease  obligations for various  equipment;  interest rate imputed at rates ranging from 12% to 26%;  payable in monthly  installments  ranging from $65 to $872 through  November 1999 to July 2001;  collateralized  by
       the equipment under capital lease                                                       58,806         37,858
                                                                                            ---------      ---------
                                                                                              147,749        162,858
    Less current portion                                                                      100,211         75,125
                                                                                            ---------      ---------

                                                                                            $  47,538      $  87,733
                                                                                            =========      =========

Aggregate maturities required on long-term debt at December 31, 1998, are as follows:

       1999                                                          $ 108,605
       2000                                                             39,773
       2001                                                              9,752
                                                                     ---------
                                                                       158,130
       Less amount representing interest on capital leases              10,381
                                                                     ---------

                                                                     $ 147,749
                                                                     =========

Interest expense for the years ended December 31, 1998 and 1997, was $47,933 and $52,498, respectively.

              Western Technology and Research, Inc. and Subsidiary

                           December 31, 1998 and 1997



NOTE H - RELATED PARTY TRANSACTIONS

    The Company is affiliated with High Printing and Graphics, Inc. The Company's shareholder owns a 50% interest in High Printing and Graphics, Inc. During the years ended December 31, 1998 and 1997, the Company conducted transactions with the related party which were immaterial, both individually and in the aggregate.

    The Company rents space from the Company's shareholders on a month-to-month basis. Rent expense for 1998 and 1997 relating to this arrangement was $90,000 and $90,000, respectively. The Company formalized this arrangement pursuant to a lease signed in early 1998. Under this agreement, the monthly rental payment is $7,500.

    The total rental expense, which includes various operating leases which have immaterial future minimum rental commitments, included in the income statements for the years ended December 31, 1998 and 1997, was $117,019 and $123,270, respectively.

    A director of the Company and persons associated with him were issued 500,000 shares of its common stock in 1997 (see note J).

NOTE I - EMPLOYEE DEFERRED SALARY PLAN

    The  Company has an  employee  savings  plan  subject to the  provisions  of
    Section 401(k) of the Internal Revenue Code. Under the terms of the plan, the Company will match 25% of the participant's contribution, up to 6% of the participant's compensation. The total Company contributions included in the income statements for the years ended December 31, 1998 and 1997, were $16,782 and $13,535, respectively.

NOTE J - STOCKHOLDERS' EQUITY

    In January 1998, the Company issued a private placement memorandum raising $250,000 by the issuance of 100,000 units at $2.50 per unit. Each unit consisted of two shares of common stock and three common stock purchase warrants. No subscriptions have been accepted to date in connection with this offering. The warrants have an exercise price of $2.50 and expire one year from the closing date of the offering. As of December 31, 1998, there are 300,000 warrants outstanding.

    In January 1998, the Company decided to grant one of its officers 50,000 options to purchase the Company's stock at $0.05 per share. The difference between the fair market value of the stock and the stock option price of $55,000 will be recorded over the vesting period of the options. Compensation expense charged to operation during 1998 was $18,333.

              Western Technology and Research, Inc. and Subsidiary

                           December 31, 1998 and 1997



NOTE J - STOCKHOLDERS' EQUITY - Continued

    On December 9, 1997, the Board of Directors and shareholders voted to: (a) change the par value of the common stock from $1.00 to $.0001 par value, to increase the authorized common stock from 500,000 shares to 15,000,000 shares, (b) declare a stock split resulting in the issuance of 93.25 shares for each share outstanding at the time, (c) authorize 500,000 shares of preferred stock at a par value of $.0001, and (d) issue 500,000 shares of common stock for $15,000 and services rendered.

    On December 9, 1997, the Company issued 500,000 shares of its common stock to two individuals for consulting and advisory services rendered through that date and $15,000 cash ($0.03 per share). The difference between the fair value of the common stock, $1.15 as determined by management based on the private placement memorandum, and the cash consideration was charged to operations in 1997.

NOTE K - CONCENTRATION RISK

    The Company currently purchases a significant portion, in the amount of 36%, of its inventory from one supplier. Management believes that other suppliers could provide inventory on comparable terms. A change in suppliers, however, could cause delays adversely affecting operating results.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  Robesonia, Pennsylvania
        April 14, 1999

                            WESTERN TECHNOLOGY & RESEARCH, INC.


                            By:/s/ JOHN D. RICHARDSON
                               ----------------------------------------------
                               John D. Richardson
                               Chairman of the Board, Chief Executive Officer and Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                  Title                                 Date
---------                                  -----                                 ----
/s/ JOHN D. RICHARDSON
----------------------------       Chairman of the Board, Chief Executive
John D. Richardson                 Officer and Chief Accounting Officer          April 14, 1999


/s/ DAVIE BIRK
----------------------------       Director                                      April 14, 1999
Davie Birk

/s/ ANDREW ROOSEVELT
----------------------------       Director                                      April 14, 1999
Andrew Roosevelt