Form 10QSB
period 1999-03-31
WESTERN TECHNOLOGY & RESEARCH INC
filed 1999-05-17
CIK 1035901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________to__________

                         Commission File Number: 022597

                       WESTERN TECHNOLOGY & RESEARCH, INC.
               (Exact name of registrant as specified in charter)

             WYOMING                                       83-0273780
    State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
    incorporation or organization

        801 East A Street, Casper, Wyoming                            82601
    (Address of principal executive offices)                        (Zip Code)

         Issuer's telephone number, including area code: (307) 234-5310


Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

         The Company has 5,150,000 shares of no par common stock outstanding as of April 30, 1999.

Item 1 - FINANCIAL STATEMENTS

              Western Technology and Research, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS


                ASSETS                                               March 31, 1999
                                                                       (unaudited)  December 31, 1998
                                                                     -------------- -----------------
CURRENT ASSETS
    Cash                                                               $    62,793         31,505
    Accounts receivable, net of allowance of $36,272 and
       $32,915 at March 31, 1999 and December 31, 1998, respectively       690,385        599,497
    Inventories                                                             99,041         88,505
    Prepaid expenses                                                       101,696         93,066
    Deferred tax asset                                                          --         23,000
                                                                       -----------    -----------

                Total current assets                                       953,915        835,573

PROPERTY AND EQUIPMENT, NET                                                262,280        275,688
                                                                       -----------    -----------

                                                                       $ 1,216,195    $ 1,111,261
                                                                       ===========    ===========
                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Line of credit                                                     $   369,992    $   298,992
    Current portion of long-term debt                                       80,224        100,211
    Accounts payable                                                       157,766        110,698
    Accrued expenses                                                        57,661         54,086
    Deferred income                                                        453,506        496,658
                                                                       -----------    -----------

Total current liabilities                                                1,119,149      1,060,645

LONG-TERM DEBT, net of current portion                                      36,788         47,538

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, par value $.0001 per shares; 5,000,000
       shares authorized (no shares issued and outstanding)                     --             --
    Common stock, 50,000,00 shares authorized at no par value,
       5,150,000 shares issued and outstanding                           1,011,050      1,036,050

    Accumulated deficit                                                   (610,394)      (692,574)
                                                                       -----------    -----------
                                                                           400,656        343,476
    Less
       Deferred compensation                                                36,667         36,667
       Shareholder receivable                                              303,731        303,731
                                                                       -----------    -----------

                                                                       $    60,258    $     3,078
                                                                       -----------    -----------

                                                                       $ 1,216,195    $ 1,111,261
                                                                       ===========    ===========


                The accompanying notes are an integral part of these statements.

             Western Technology and Research, Inc. and Subsidiary,

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (unaudited)


                                                         March 31,   March 31,
                                                           1999         1998
                                                         ---------   ---------
Net sales                                                $ 984,625   $ 682,398
Cost of goods sold                                         150,215     127,862
                                                         ---------   ---------

                Gross profit                               834,410     554,536
                                                         ---------   ---------

Operating expenses
    Selling, general and administrative                    434,595     344,077
    Research and development                               241,571     244,418
                                                         ---------   ---------
                                                           676,166     588,495


                Operating income (loss)                    158,244     (33,959)

Non operating interest expense                              12,315      13,184
                                                         ---------   ---------

                Income (Loss) before income tax taxes      145,929     (47,143)

Income taxes                                                63,750          --
                                                         ---------   ---------

                NET INCOME (LOSS)                        $  82,179   $ (47,143)
                                                         =========   =========

Net Income (Loss) per common share - basic and diluted   $    0.02   $   (0.01)
                                                         =========   =========

              Western Technology and Research, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                      March 31,    March 31,
                                                                        1999         1998
                                                                      ---------    ---------
Cash flows from operating activities
    Net Income (loss)                                                 $  82,179    $ (47,143)
    Adjustments to reconcile net loss to net cash (used in)
           provided by operating activities
       Depreciation and amortization                                     19,194       15,443
       Allowance for future returns                                       3,357       19,812
       (Increase) decrease in assets
           Accounts receivable                                          (94,245)    (198,121)
           Inventories                                                  (10,536)       3,105
           Deferred tax asset                                            23,000           --
           Prepaid expenses                                              (8,630)       2,224
       Increase (decrease) in liabilities
           Accounts payable                                              47,068      132,643
           Accrued expenses                                               3,575      (43,969)
           Deferred income                                              (43,152)      30,459
                                                                      ---------    ---------
                Net cash (used in) provided by operating activities      21,810      (85,547)
                                                                      ---------    ---------
Cash flows from investing activities
    Purchase of property and equipment                                   (5,785)     (26,345)
                                                                      ---------    ---------
                Net cash used in investing activities                    (5,785)     (26,345)
                                                                      ---------    ---------
Cash flows from financing activities
    Net (payments on) proceeds from line of credit                       71,000      117,000
    Principal payments on long-term borrowings                          (30,737)     (23,691)
    Payment of offering costs                                           (25,000)          --
    Net advances to shareholder                                              --       (3,805)
                                                                      ---------    ---------
                Net cash provided by (used in) financing activities      15,263       89,504
                NET INCREASE (DECREASE) IN CASH                          31,288      (22,388)
Cash at beginning of the period                                          31,505       26,660
                                                                      ---------    ---------
Cash at end of the period                                             $  62,793    $   4,272
                                                                      =========    =========

        The accompanying notes are an integral part of these statements.

              Western Technology and Research. Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31,1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    On March 2, 1999, Western Technology a non-operating public company with 750,000 common shares outstanding and immaterial net assets, acquired 100% of the outstanding common stock of Cimnet, Inc. ("Cimnet") (the "Acquisition"). The Acquisition resulted in the owners and management of Cimnet having effective operating control of the combined entity after the Acquisition, with the existing Western Technology investors continuing as only passive investors.

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

    Accordingly, the consolidated financial statements of Western Technology as of December 31, 1998 and for the three months ended March 31, 1998, are the historical financial statements of Cimnet for the same periods adjusted for the exchange of the common stock as defined in the Agreement and Plan of Merger (the "Agreement") executed at consummation of the Acquisition.

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


NOTE 2 - NET INCOME (LOSS) PER COMMON SHARE

    Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method.

              Western Technology and Research. Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The Company's calculation of earnings per share in accordance with SFAS No. 128 for the three months ended March 31, 1999 is as follows:

                                                                                Weighted
                                                                                average
                                                             Income              shares          Per share
                                                           (numerator)        (denominator)       amount
                                                           -----------        -------------      ---------
       Basic earnings per share
          Net income available to common stockholders       $  82,179           5,150,000        $  0.02
       Effect of dilutive securities
          Options                                                  --              61,538             --
                                                            ---------           ---------        -------
       Diluted earnings per share
          Net income available to common stockholders
           plus assumed conversions                         $  82,179           5,211,538        $  0.02
                                                            =========           =========        =======

    Warrants to purchase 300,000 shares of common stock for $2.50 per share were outstanding during 1999. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

    Weighted average shares for the three months ended March 31, 1999 were 4,900,000 shares. Options to purchase 50,000 and 350,000 shares of common stock for $0.05 and $1.25 per share, respectively, were outstanding during 1998. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price. Warrants to purchase 300,000 shares of common stock for $2.50 per share were outstanding during 1998. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


This section presents a review of the Corporation's financial condition and results of operating and is intended to assist in the understanding and evaluating major changes in the Corporation's financial position and earnings. Per share information has been restated to reflect the recapitalization as if it had occurred at the beginning of the most recent period presented.

In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

OPERATIONS


Net Sales for the three months ended March 31, 1999 increased by 44.3% or $302,227 over net sales for the three months ended March 31, 1998. This increase resulted from an introduction of new software products and key strategic partnership alliances.

Costs of goods sold for the first quarter of 1999 were $150,215 compared to $127,862 for the first quarter of 1998, an increase of $22,353 or 17.5%. This increase in costs of goods sold is related to the increase of net sales by 44.3%.

Gross Profit for the first quarter of 1999 was $834,410, compared to $554,536 for the first quarter of 1998, an increase of $279,874 or 50.5%. This increase is due to the reduced cost of goods associated with software and services sales verse hardware sales and an overall increase in sales.

Selling, general and administrative expenses for the first three months of 1999 were $434,595 or 44.1% of net sales, and total R&D expenses were $241,571 or 24.5% of net sales compared to selling, general and administrative expenses of $344,077 or 50.4% of net sales and total R&D expenses were $244,418 or 35.8% of net sales for the first three months of 1998. These decreases are due to an overall increase in net sales of 44.3 percent without the need to significantly increase staff.

Income from operations for the three months ended March 31, 1999 was $158,244 compared to a loss of $33,959 for the three months ended March 31, 1998, an increase of $192,203. This increase is due to an overall increase in net sales of 44.3%.

Interest expense for the first three months of 1999 was $12,315 or 1.3% of net sales, compared to $13,184 or 1.9% of net sales for the first three months of 1998.

Net income loss for the three months ended March 31, 1999 was $82,179 or $0.02 per share as compared to a loss of $47,143 or $0.01 per share for the three months ended March 31,1998.

Liquidity and Capital Resources

At March 31, 1999, the Company had current assets of $953,915 as compared to $835,573 at December 31, 1998. This increase is due to additional accounts receivable relating to the additional software and service sales. Current liabilities increased $58,504 from 1998 to 1999. This increase is due to additional costs associated with the increase in general, selling and administrative costs relating to the release of new software products. The Company believes that its existing cash, accounts receivable, and anticipated revenues will be sufficient to meet its liquidity and cash requirements for the next twelve months.

Operating Activities

Cash provided by (used in) operations for the three months ended March 31, 1999 and 1998 was $21,810 and $(85,547), respectively. The increase in cash provided by operations in 1999 was due to net income of $82,179 for the three months ended March 31, 1999.

Investing Activities

Investing   activities  consumed  $  5,785  and  $  26,345  in  1999  and  1998, respectively, for purchases of capital assets.

Financing Activities

Financing activities provided $ 15,263 in cash for the three months ended March 31,1999 compared to $89,504 for the same period in 1998, a decrease of $74,241 in cash provided from financing. This decrease is due to the Company being less reliant on their line of credit and utilizing earnings generated through operations.

Capital Resources

The Company has certain credit facilities with its bank including a line of credit and two term loans. As of March 31, 1999, the Company had approximately, $225,000 of unused credit available on its line of credit. The Company is current with all its obligations to its bank and has met all financial covenants in its loan documents.

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

PART II  OTHER INFORMATION


Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         Exhibit 27.1      Financial Data Schedule

b. Reports on Form 8-K. The Registrant filed the following Reports on Form 8-K during the quarterly period ended March 31, 1999:

         Current Report on Form 8-K filed on January 27, 1999, Item 5

         Current Report on Form 8-K filed on March 12, 1999, Items 1 and 2

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:


Dated:  Robesonia, Pennsylvania
        May 17, 1999

                       WESTERN TECHNOLOGY & RESEARCH, INC.


                       By: /s/ JOHN D. RICHARDSON
                           --------------------------------------------------
                               John D. Richardson
                               Chairman of the Board, Chief Executive Officer and Chief Accounting Officer