Form 10QSB
period 1999-06-30
CIMNET INC/PA
filed 1999-08-13
CIK 1035901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________to__________

                         Commission File Number: 022597

                                  CIMNET, INC.
               (Exact name of registrant as specified in charter)

               DELAWARE                                      52-2075851
    State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
    incorporation or organization

                946 W. Penn Avenue, Robesonia, Pennsylvania 19551
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (610) 693-3114

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

The Company has 5,150,000 shares, value $.0001 per share, outstanding as of July 31, 1999.

Item 1 - FINANCIAL STATEMENTS

                                          CIMNET, INC.

                                   CONSOLIDATED BALANCE SHEETS

                  ASSETS                                             June 30, 1999
                                                                      (unaudited)  December 31, 1998
                                                                     ------------- -----------------
CURRENT ASSETS
Cash                                                                  $    68,595         31,505
Accounts receivable, net of allowance of $28,206  and
$32,915 at June 30, 1999 and December 31, 1998, respectively              537,487        599,497
Inventories                                                               101,645         88,505
Prepaid expenses                                                          125,561         93,066
Deferred tax asset                                                         33,500         23,000
                                                                      -----------    -----------

                  Total current assets                                    866,788        835,573

PROPERTY AND EQUIPMENT, NET                                               248,815        275,688
                                                                      -----------    -----------

                                                                      $ 1,115,603    $ 1,111,261
                                                                      ===========    ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Line of credit                                                        $   394,992    $   298,992
Current portion of long-term debt                                          67,363        100,211
Accounts payable                                                           87,028        110,698
Accrued expenses                                                           28,968         54,086
Deferred income                                                           411,940        496,658
                                                                      -----------    -----------

Total current liabilities                                                 990,290      1,060,645

LONG-TERM DEBT, net of current portion                                     26,174         47,538

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, par value $.0001 per shares; 5,000,000
shares authorized (no shares issued and outstanding)                           --             --
Common Stock, $0.0001 par value, authorized 15,000,000 shares, issued and outstanding 5,150,000 shares - June 30, 1999 and
5,150,000 shares with no stated par value - December 31, 1998                 515      1,036,050
Additional paid-in capital                                              1,010,535              0
Accumulated deficit                                                      (571,514)      (692,574)
                                                                      -----------    -----------

                                                                          491,573        343,476
Less
Deferred compensation                                                      36,667         36,667
Shareholder receivable                                                    303,731        303,731
                                                                      -----------    -----------

                                                                      $    99,139    $     3,078
                                                                      -----------    -----------

                                                                      $ 1,115,603    $ 1,111,261
                                                                      ===========    ===========

                The accompanying notes are an integral part of these statements.

                                                2

                                                 CIMNET, INC.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (unaudited)


                                                         Three months ended              Six months ended
                                                              June 30,                        June 30,
                                                      -----------------------         -----------------------
                                                         1999         1998              1999          1998
                                                      ----------   ----------         ----------   ----------
Net sales                                             $  779,319   $  862,356         $1,763,944   $1,544,754
Cost of goods sold                                       124,354       95,679            274,569      223,542
                                                      ----------   ----------         ----------   ----------

                    Gross Profit                         654,965      766,677          1,489,375    1,321,213
                                                      ----------   ----------         ----------   ----------

Operating expenses
Selling, general and administrative                      395,042      397,325            829,637      741,402
Research and development                                 189,398      238,263            430,969      482,681
                                                      ----------   ----------         ----------   ----------

                                                         584,440      635,588          1,260,606    1,224,083

                    Operating income                      70,525      131,089            228,768       97,130

Non operating interest expense                            12,594       12,457             24,909       25,641
                                                      ----------   ----------         ----------   ----------

                    Income  before income tax taxes       57,731      118,632            203,860       71,488

Income taxes                                              19,050       24,798             82,800       24,798

                    Net Income                        $   38,881   $   93,834         $  121,060   $   46,691
                                                      ==========   ==========         ==========   ==========

Net Income per common share - basic and diluted           $ 0.01       $ 0.02             $ 0.02       $ 0.01
                                                          ======       ======             ======       ======

                                          CIMNET, INC.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (unaudited)

                                                                       Six months ended June 30,
                                                                           1999         1998
                                                                         ---------    ---------
Cash flows from operating activities
Net Income (loss)                                                        $ 121,060    $  46,691
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities
Depreciation and amortization                                               38,389       30,885
Allowance for future returns                                                 4,709       48,792
(Increase) decrease in assets
             Accounts receivable                                            66,719     (487,922)
             Inventories                                                   (13,140)      11,961
             Deferred tax asset                                             10,500           --
             Prepaid expenses                                              (32,495)      11,356
Increase (decrease) in liabilities
             Accounts payable                                              (23,670)      36,616
             Accrued expenses                                              (25,118)     (58,447)
             Deferred Income                                               (84,718)     141,005
                                                                         ---------    ---------

                   Net cash (used in) provided by operating activities      31,818     (219,063)
                                                                         ---------    ---------

Cash flows from investing activities
Purchase of property and equipment                                         (11,516)     (46,467)
                                                                         ---------    ---------

                   Net cash used in investing activities                   (11,516)     (46,467)
                                                                         ---------    ---------

Cash flows from financing activities
Net (payments on) proceeds from line of credit                              96,000       16,902
Principal payments on long-term borrowings                                 (54,212)     (16,770)
Proceeds from the issuance of common stock, net                                 --      250,000
Payment of offering costs                                                  (25,000)          --
Net advances to shareholder                                                     --       (3,805)
                                                                         ---------    ---------

                   Net cash provided by (used in) financing activities      16,788      246,325
                   NET INCREASE (DECREASE) IN CASH                          37,090      (19,205)
Cash at beginning of the period                                             31,505       26,660
                                                                         ---------    ---------

Cash at end of the period                                                $  68,595    $   7,455
                                                                         =========    =========

The accompanying notes are an integral part of these statements.

                                               4

                                  CIMNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31,1998. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

     On June 8, 1999, the shareholders of Western Technology & Research, Inc. ("the Company") approved the reincorporation of the Company in the State of Delaware. In connection with the reincorporation, the Company changed its name to Cimnet, Inc. and adopted Cimnet's certificate of incorporation and bylaws. As a result of the change in the certificate of incorporation, the number of authorized common shares was decreased from 50,000,000 shares with no stated par value to 15,000,000 shares with a par value of $0.0001 per share. The change in par value has been reflected in the Cimnet balance sheet.

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

     Accordingly, the consolidated financial statements of Western Technology as of December 31, 1998 and for the six months ended June 30, 1999, are the historical financial statements of Cimnet for the same periods adjusted for the exchange of the common stock as defined in the Agreement and Plan of Merger (the "Agreement") executed at consummation of the Acquisition.

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

NOTE 2.  NET INCOME PER COMMON SHARE

     Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method.

                                  CIMNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's calculation of earnings per share in accordance with SFAS No. 128 for the six months ended June 30, 1999 is as follows:

                                                                      Weighted
                                                                      average
                                                          Income       shares      Per share
                                                        (numerator) (denominator)   amount
                                                        ----------- -------------  ---------
Basic earnings per share
           Net income available to common stockholders  $   121,060   5,150,000    $    0.02
Effect of dilutive securities
           Options                                               --     119,149           --
                                                        -----------   ---------    ---------

Diluted earnings per share
           Net income available to common stockholders
             plus assumed conversions                   $   121,060   5,269,149    $    0.02
                                                        ===========   =========    =========

     Warrants to purchase 300,000 shares of common stock for $2.50 per share were outstanding during 1999 and expired in May, 1999. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

     Weighted average shares for the six months ended June 30, 1998 were 5,150,000 shares. Options to purchase 50,000 and 350,000 shares of common stock for $0.05 and $1.25 per share, respectively, were outstanding during 1998. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price. Warrants to purchase 300,000 shares of common stock for $2.50 per share were outstanding during 1998. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OPERATIONS

RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 1999

Net Sales for the six months ended June 30, 1999 increased by 14.2% or $219,190 over net sales for the six months ended June 30, 1998. This increase resulted from an introduction of new software products (i.e. the new Window-based Machine Tool Monitoring package) and key strategic partnership alliances (i.e. the new relationship with Intellution, a reseller of "process" manufacturing automation software and a subsidiary of Emerson Electric).

Costs of goods sold for the first six months of 1999 were $274,569 compared to $223,542 for the same period in 1998, an increase of $51,027 or 22.8%. This increase in costs of goods sold is related to the increase of net sales by 14.2% and to sale of third party software.

Gross Profit for the first six months of 1999 was $1,489,375, compared to $1,321,213 for the first six months of 1998, an increase of $168,162 or 12.7%. This increase is due to an overall increase in sales.

Selling, general and administrative expenses for the first six months of 1999 were $829,637 or 47.0% of net sales, and total R&D expenses were $430,969 or 24.4% of net sales compared to selling, general and administrative expenses of $741,402 or 48% of net sales and total R&D expenses were $482,681 or 31.2% of net sales for the first six months of 1998. These decreases are due to an overall increase in net sales without significant increase in staff.

Income from operations for the six months ended June 30, 1999 was $228,768 compared to income of $97,130 for the six months ended June 30, 1998, an increase of $131,638. This increase is due to an overall increase in net sales of 14.2%.

Interest expense for the first six months of 1999 was $24,909 or 1.4% of net sales, compared to $25,641 or 1.7% of net sales for the first six months of 1998.

Net income for the six months ended June 30, 1999 was $121,060 or $0.02 per share as compared to net income of $46,691 or $0.01 per share for the six months ended June 30, 1998.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 1999

Net Sales for the three months ended June 30, 1999 decreased by 9.6% or $83,037 over net sales for the three months ended June 30, 1998. This decrease resulted from one significant order which was placed during this time period of 1998

Costs of goods sold for the second three months of 1999 were $124,354 compared to $95,679 for the second three months of 1998, an increase of $28,676 or 30%. This increase in costs of goods sold is related to the increase in sales of 3rd party software.

Gross Profit for the three months ended June 30, 1999 was $654,965 compared to $766,677 for the three months ended June 30 1998, a decrease of $111,712 or 14.6%. This decrease is due to a decrease in sales and an increase in cost of goods sold for the same period. The increase in cost of goods sold is a result of offering more third party software and the decrease in sales is a result of a significant order that was place during this time period in 1998.

Selling, general and administrative expenses for the second three months of 1999 were $395,042 or 50.7% of net sales, and total R&D expenses for the same period were $189,398 or 24.3% of net sales compared to selling, general and administrative expenses of $397,325 or 46.1% of net sales and total R&D expenses were $238,263 or 27.6% net sales for the second three months of 1998. Both administrative and R&D costs have gone down, the affect of these decreases were not significant due to a decrease of 9.6% in net sales

Income from operations for the for the second three months of 1999 was $70,525 compared to income of $131,089 for the three months ended June 30, 1998, a decrease of $60,564 or 46.2%.

Interest expense for the second three months of 1999 was $12,594 or 1.6% of net sales, compared to $12,457 or 1.4% of net sales for the second three months of 1998.

Net income for the three months ended June 30, 1999 was $38,881 or $0.01 per share as compared to net income of $93,834 or $0.02 per share for the three months ended June 30, 1998.

Liquidity and Capital Resources

At June 30, 1999, the Company had current assets of $866,788 as compared to $835,573 at December 31, 1998. This increase is due to increase in accounts receivable related to increase in sales. Current liabilities decreased $117,888 from December 31, 1998. This decrease is due to payments made on liabilities with cash provided from Accounts Receivable collections. The Company believes that its existing cash, accounts receivable, and anticipated revenues will be sufficient to meet its liquidity and cash requirements for the next twelve months.

Operating Activities

Cash provided by (used in) operations for the six months ended June 30, 1999 and 1998 was $31,818 and $(219,063), respectively. The increase in cash provided by operations in 1999 was due to net income of $121,060 for the six months ended June 30, 1999.

Investing Activities

Investing   activities   consumed   $11,516   and  $46,467  in  1999  and  1998,
respectively, for purchases of capital assets.

Financing Activities

Financing activities provided $16,788 in cash for the six months ended June 30,1999 compared to $246,325 for the same period in 1998, a decrease of $229,537 in cash provided from financing. This decrease is due to the Company being less reliant on their line of credit and utilizing earnings generated through operations.

Capital Resources

The Company has certain credit facilities with its bank including a line of credit and two term loans. As of June 30, 1999, the Company had approximately, $205,008 of unused credit available on its line of credit, subject to borrowing base formula. The Company is current with all its obligations to its bank and has met all financial covenants in its loan documents.

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

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On June 8, 1999, a majority of shares outstanding of Western Technology & Research, Inc. (the "Company") approved the reincorporation of the Company in the State of Delaware by means of a merger with and into Cimnet, Inc., a Delaware corporation wholly owned by the Company ("Cimnet"). Accordingly, on June 22, 1999 the Company merged with and into Cimnet and effective on July 2, 1999 the Company's symbol on the OTC Bulletin Board changed from "WTNR" to "CIMK". The Certificate of Incorporation and By-laws of Cimnet survive the closing of the merger. See the Company's Proxy Statement filed with the Securities and Exchange Commission regarding the rights of holders of common stock under the General Corporation Law of the State of Delaware.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On June 8, 1999, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

         (a) ELECTION OF DIRECTORS. The following directors to the Board of Directors of the Company were elected for a term of one (1) year, each receiving 3,753,600 votes in favor of his election (73% of the shares outstanding): (i) John D. Richardson, III; (ii) Andrew Roosevelt; and (iii) David Birk.

         (b) 1999 STOCK PLAN. The Company' s 1999 Stock Plan covering 1,000,000 shares of Common Stock was approved by the stockholders of the Company (3,753,600 votes for and no votes against nor withheld).

         (c) REINCORPORATION IN DELAWARE. The merger of the Company with and into Cimnet, Inc., a wholly owned Delaware subsidiary, was approved by the stockholders of the Company (3,753,600 votes for and no votes against nor withheld).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) Reports on Form 8-K.

    (i)    Current Report on Form 8-K filed on March 12, 1999, Items 1 and 2.
    (ii)   Current Report on Form 8-K filed on April 13, 1999, Item 4.
    (iii)  Current Report on Form 8-K filed on May 7, 1999, Item 4.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  Robesonia, Pennsylvania
August 13, 1999

                         CIMNET, INC.

                         By:  /s/ JOHN D. RICHARDSON
                              --------------------------------------------------
                                  John D. Richardson
                                  Chairman of the Board, Chief Executive Officer and Chief Accounting Officer