Form 10QSB
period 1999-09-30
CIMNET INC/PA
filed 1999-11-15
CIK 1035901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

The Company has 5,150,000 shares of no par common stock outstanding as of September 30, 1999.

Item 1 - FINANCIAL STATEMENTS

                                  Cimnet, Inc.

                           CONSOLIDATED BALANCE SHEETS

                  ASSETS                                          September 30, 1999 December 31, 1998
                                                                      (unaudited)
                                                                      ------------    ------------
CURRENT ASSETS
Cash                                                                  $      1,689          31,505
Accounts receivable, net of allowance of $28,300 and
  $32,915 at September 30, 1999 and December 31, 1998, respectively        538,426         599,497
Inventories                                                                 82,777          88,505
Prepaid expenses                                                            74,095          93,066
Deferred tax asset                                                              --          23,000
                                                                      ------------    ------------

                  Total current assets                                     696,987         835,573

PROPERTY AND EQUIPMENT, NET                                                239,554         275,688
                                                                      ------------    ------------

                                                                      $    936,541    $  1,111,261
                                                                      ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Line of credit                                                        $     71,992    $    298,992
Current portion of long-term debt                                           53,310         100,211
Accounts payable                                                           110,995         110,698
Accrued expenses                                                            39,318          54,086
Deferred income                                                            496,407         496,658
                                                                      ------------    ------------

Total current liabilities                                                  772,022       1,060,645

LONG-TERM DEBT, net of current portion                                      14,917          47,538

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, par value $.0001 per shares; 5,000,000
shares authorized (no shares issued and outstanding)                           515              --
Common stock, $0.0001 par value, authorized 15,000,000 shares.
issued and outstanding 5,150,000 shares, Sept 30,1999 and
5,150,000 shares with no stated par value- December 31, 1998
Additional paid in capital                                               1,010,535       1,036,050

Accumulated deficit                                                       (521,050)       (692,574)
                                                                      ------------    ------------

                                                                           490,000         343,476
Less
Deferred compensation                                                       36,667          36,667
Shareholder receivable                                                     303,731         303,731
                                                                      ------------    ------------

                                                                      $    149,602    $      3,078
                                                                      ------------    ------------

                                                                      $    936,541    $  1,111,261
                                                                      ============    ============

        The accompanying notes are an integral part of these statements.

                                  Cimnet, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Nine months ended            Three months ended
                                                     ---------------------------- ---------------------------
                                                     September 30,  September 30, September 30  September 30,
                                                         1999            1998          1999          1998
                                                      -----------   -----------    -----------   -----------
Net sales                                             $ 2,679,294   $ 2,282,853    $   915,350   $   738,099
Cost of goods sold                                        463,482       363,001        188,913       139,459
                                                      -----------   -----------    -----------   -----------

                    Gross profit                        2,215,812     1,919,852        726,437       598,640
                                                      -----------   -----------    -----------   -----------

Operating expenses
Selling, general and administrative                     1,173,173     1,184,403        343,536       443,001
Research and development                                  720,446       741,136        289,477       258,455
                                                      -----------   -----------    -----------   -----------

                                                        1,893,619     1,925,539        633,013       701,456

                    Operating income                      322,193        (5,687)        93,424      (102,816)

Non operating interest expense                             32,369        36,464          7,460        10,823
                                                      -----------   -----------    -----------   -----------

                    Income before income tax taxes        289,824       (42,151)        85,964      (113,640)

Income taxes                                              118,300         2,450         35,500       (22,348)
                                                      -----------   -----------    -----------   -----------

                    NET INCOME                        $   171,524   ($   44,601)   $    50,464   $   (91,292)
                                                      ===========   ===========    ===========   ===========

Net Income per common share - basic and diluted       $      0.03   ($     0.01)   $      0.01   ($     0.02)
                                                      -----------   -----------    -----------   -----------

                                  Cimnet, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                     Nine Months Ended September 30
                                                                     ------------------------------
                                                                           1999           1998
                                                                     ---------------  -------------
Cash flows from operating activities
Net Income (loss)                                                        $ 171,524    $ (44,601)
Adjustments to reconcile net loss to net cash (used in)
             provided by operating activities
Depreciation and amortization                                               57,583       46,328
Allowance for future returns                                                (4,615)      36,198
(Increase) decrease in assets
             Accounts receivable                                            65,686     (361,973)
             Inventories                                                     5,728      (31,379)
             Deferred tax asset                                             23,000           --
             Prepaid expenses                                               18,971       11,759
Increase (decrease) in liabilities
             Accounts payable                                                  297       80,300
             Accrued expenses                                              (14,768)     (70,667)

             Deferred income                                                  (251)      89,473
                                                                         ---------    ---------

                   Net cash (used in) provided by operating activities     323,155     (244,563)
                                                                         ---------    ---------

Cash flows from investing activities
Purchase of property and equipment                                         (21,449)     (89,083)
                                                                         ---------    ---------

                   Net cash used in investing activities                   (21,449)     (89,083)
                                                                         ---------    ---------

Cash flows from financing activities
Net (payments on) proceeds from line of credit                            (227,000)      77,902
Principal payments on long-term borrowings                                 (79,522)     (15,157)
Proceeds from the issuance of common stock, net                                 --      250,000
Payment of offering costs                                                  (25,000)          --
Net advances to shareholder                                                     --       (3,805)
                                                                         ---------    ---------

                   Net cash provided by (used in) financing activities    (331,588)     308,940
                   NET (DECREASE) IN CASH                                  (29,816)     (24,707)
Cash at beginning of the period                                             31,505       26,660
                                                                         ---------    ---------

Cash at end of the period                                                $   1,689    $   1,953
                                                                         =========    =========

The accompanying notes are an integral part of these statements.


                                  Cimnet, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The  accompanying  unaudited  consolidated  financial  statements have been prepared in  accordance  with  generally  accepted  accounting  principles.
     Certain information and footnote disclosures normally included in financial
     statements  under  generally  accepted  accounting   principles  have  been
     condensed or omitted  pursuant to the  Securities  and Exchange  Commission rules  and  regulations.  These  financial  statements  should  be  read in conjunction  with the consolidated  financial  statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31,1998.  In the opinion of management, all adjustments (consisting only of normal recurring
     adjustments)   necessary  for  a  fair  presentation  of  the  consolidated financial statements have been included.  The results of operations for the nine months ended September30,  1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

     Accordingly, the consolidated financial statements of Western Technology as of December 31, 1998 and for the nine months ended September 30, 1998, are the historical financial statements of Cimnet for the same periods adjusted for the exchange of the common stock as defined in the Agreement and Plan of Merger (the "Agreement") executed at consummation of the Acquisition.

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

NOTE 2 - NET INCOME PER COMMON SHARE

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


                                  Cimnet, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's calculation of earnings per share in accordance with SFAS No. 128 for the nine months ended September 30, 1999 is as follows:

                                                                                        Weighted
                                                                                        average
                                                                   Income                shares            Per share
                                                                 (numerator)          (denominator)         amount

Basic earnings per share
           Net income available to common stockholders             $171,524             5,150,000            $ 0.03
Effect of dilutive securities
           Options                                                       --                                      --
                                                                   --------                                  ------

Diluted earnings per share
           Net income available to common stockholders
             plus assumed conversions                              $171,524             5,150,000            $ 0.03
                                                                   ========             =========            ======

     Stock options to purchase 50,000 shares of common stock for $1.25 per share were outstanding during 1999. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price. Warrants to purchase 300,000 shares of common stock at $2.50 per share expired on May 21, 1999. Options to purchase 50,000 and 300,000 shares of common stock for $0.05 and $1.25 per share respectively were forfeited upon resignation of the President.

     Weighted average shares for the nine months ended September 30, 1998 were 5,150,000 shares. Options to purchase 50,000 and 350,000 shares of common stock for $0.05 and $1.25 per share, respectively, were outstanding during 1998. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price. Warrants to purchase 300,000 shares of common stock for $2.50 per share were outstanding during 1998. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

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

OPERATIONS

Results of operations nine months ended September 30, 1999

Net Sales for the nine months ended September 30, 1999 increased by 17.4% or $396,441 over net sales for the nine months ended September 30, 1998. This increase resulted from an introduction of new software products and key strategic partnership alliances.

Costs of goods sold for the first nine months of 1999 were $463,482 or 17.3% of net sales compared to $363,001 or 15.9% of net sales for the same period in 1998, an increase of $100,481 or 27.7%. This increase in costs of goods sold is related to the increase of net sales by 17.4% (and to sale of 3rd party software).

Gross Profit for the first nine months of 1999 was $2,215,812, compared to $1,919,852 for the first nine months of 1998, an increase of $295,960 or 15.4%. This increase is due to an overall increase in sales.

Selling, general and administrative expenses for the first nine months of 1999 were $1,173,173 or 43.8% of net sales, and total R&D expenses were $720,446 or 26.9% of net sales compared to selling, general and administrative expenses of $1,184,403 or 51.9% of net sales and total R&D expenses were $741,136 or 32.5% net sales for the first nine months of 1998. As a percentage of net sales, both categories of expenses have gone down in 1999, due to the overall increase in sales while keeping costs stabilized. Management believes that its current staffing is sufficient to support the increased sales volume shown above. However, as sales continue to increase it is expected that additional sales and support staff will be needed.

Income from operations for the nine months ended September 30, 1999 was $322,193 compared to loss of $5,687 for the nine months ended September 30, 1998, an increase of $327,880. This is due to the increase in sales of 17.4%.

Interest expense for the first nine months of 1999 was $32,369 or 1.2% of net sales, compared to $36,464 or 1.6% of net sales for the nine months of 1998.

Net income for the nine months ended September 30, 1999 was $171,524 or $0.03 per share as compared to net loss of ($44,601) or ($0.01) per share for the nine months ended September 30,1998.

Results of operations three months ended September 30, 1999

Net Sales for the three months ended September 30, 1999 increased by 24.0% or $177,251 over net sales for the three months ended September 30, 1998.

Costs of goods sold for the three months ended September 30 1999 were $188,913 or 20.6% of net sales compared to $139,459 or 18.9% of net sales for the three months ended September 30, 1998, an increase of $49,454 or 35.5%. This increase in costs of goods sold is related to the increase in sale of 3rd party software.

Gross Profit for the three months ended September 30, 1999 was $726,437 compared to $598,639 for the three months ended September 30 1998, an increase of $127,798 or 21.3%. This increase is due to an increase in sales.

Selling, general and administrative expenses for the three months ended September 30, 1999 were $343,536 or 37.5% of net sales, and total R&D expenses for the same period were $289,479 or 31.60% of net sales compared to selling, general and administrative expenses of $443,001 or 60.0% of net sales and total R&D expenses were $258,455 or 35.0% net sales for the three months ended September 30 1998. As a percentage of net sales, both categories of expenses have gone down in 1999, due to the overall increase in sales while keeping costs down. The decrease in selling costs can be attributed to a reorganization of the sales force to better reflect our current and near future needs. The increase in development cost is due to investment in new product design.

Income from operations for the three months ended September 30 1999 was $93,425 compared to loss of ($102,817) for the three months ended September 30, 1998, an increase of $196,242.

Interest expense for the third quarter of 1999 was $7,460 or 0.8% of net sales, compared to $10,823 or 1.5% of net sales for the third quarter of 1998. This decrease in interest expense is the result of decrease in outstanding debt during this period.

Net income for the three months ended September 30, 1999 was $50,464 or $0.01 per share as compared to net loss of ($91,292) or ($0.02) per share for the three months ended September 30,1998.

Liquidity and Capital Resources

At September 30, 1999, the Company had current assets of $696,987 as compared to $835,573 at December 31, 1998. This decrease is due to decrease in accounts receivable. Current liabilities decreased $288,623 from December 31, 1998. This decrease is due to payments made on liabilities with cash provided from Accounts Receivable collections. The Company believes that its existing cash, accounts receivable, and anticipated revenues will be sufficient to meet its liquidity and cash requirements for the next twelve months.

Operating Activities

Cash provided by (used in) operations for the nine months ended September 30, 1999 and 1998 was $323,155 and $(244,563), respectively. The increase in cash provided by operations in 1999 was due to net income of $171,524 for the nine months ended September 30, 1999 along with a decrease in Accounts Receivable due to collections.

Investing Activities

Investing activities consumed $ 21,449 and $ 89,033 in 1999 and 1998, respectively, for purchases of capital assets.

Financing Activities

Financing activities used $ 331,588 in cash for the nine months ended September 30,1999 compared to $308,940 cash provided for the same period in 1998, a decrease of $640,528 in cash provided from financing. This decrease is due to the Company being less reliant on their line of credit, proceeds from common stock offering and utilizing earnings generated through operations.

Capital Resources

The Company has certain credit facilities with its bank including a line of credit and two term loans. As of September 30, 1999, the Company had approximately, $314,471 of unused credit available on its line of credit, subject to borrowing base formula. The Company has met all financial covenants in its loan documents.

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

PART II  OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

  a.     Exhibits

         Exhibit 27.1     Financial Data Schedule

  b. Reports on Form 8-K. The Registrant filed the following Reports on Form 8-K during the quarterly period ended September 30, 1999:

         None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  Robesonia, Pennsylvania
November 12, 1999

                                 Cimnet, Inc.

                                 By: /s/ JOHN D. RICHARDSON
                                 ------------------------------------------
                                 John D. Richardson
                                 Chairman of the Board, Chief Executive Officer and Chief Accounting Officer