Form 10KSB
period 1999-12-31
CIMNET INC/PA
filed 2000-03-30
CIK 1035901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission File Number 0-22597

                                  CIMNET, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     Delaware                                                    52-2075851
    (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

946 West Penn Avenue, Robesonia, PA                                    19551
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (610) 693-3114
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                              None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                  Common Stock, par value $.0001 per share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Revenues for the Issuer's most recent fiscal year are $3,475,258.

      The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 20, 2000 was approximately $5,459,400 (based upon a closing price of $3.37 per share).

      The number of outstanding shares of the Issuer's common stock as of March 20, 2000 was 4,899,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      None.

                                  CIMNET, INC.

                                TABLE OF CONTENTS


                                                                            PAGE


PART I


Business.......................................................................1
Properties....................................................................16
Legal Proceedings.............................................................16
Submission of Matters to a Vote of Security Holders...........................16


PART II

Market for Registrant's Common Equity and Related Stockholder Matters.........17
Management's Discussion and Analysis or Plan of Operation.....................18
Financial Statements .........................................................21
Changes In and Disagreements With Accountants on Accounting and Financial
   Disclosure.................................................................21


PART III

Directors, Executive Officers, Officers, Promoters and Control Persons;
  Compliance with Section 16(a) of the Exchange Act of the Registrant.........22
Executive Compensation........................................................23
Security Ownership of Certain Beneficial Owners and Management................24
Certain Relationships and Related Transactions................................25


Exhibits and Financial Statement Schedules and Reports on Form 8-K............27

ITEM 1.     BUSINESS

      We provide software that assists manufacturing companies in automating the manufacturing process so that ultimately our software customers can operate "paperless factories." Our software sold under the CIMNET(R) brand name is a manufacturing execution system (MES) used by aerospace, automotive and discrete manufacturers which enables them to monitor work flows on a real time basis. ("Discrete" manufacturers create products by assembling component parts.) Our hardware and software products enable manufacturers to gather and display information about the manufacturing process and permit workers to interact with and control that process. As a result, we believe customers using our products can reduce operating costs and improve the quality of the products being produced by providing real time information to employees who are vital to the manufacturing process.

      Our core software products are DNC Professional and CIMNET(R) Folders. In addition, we offer a line of hardware products that complement and support the direct numerical control (DNC) and machine-monitoring portions of our software products. The software products currently run on Windows(R) 3.1, 95, 98 and NT. As a complement to our software and to support our customers we also sell and support Oracle database servers. We also provide computer consulting, maintenance services, and custom software development in conjunction with the sale of our software on a contract basis.

      Our software products enable manufacturers to substantially eliminate paper on the factory floor and become more efficient in the production process. The term" paperless factory" describes a production environment in which information and data are transferred electronically over networked computers via internal company networks or the internet. Instead of sending paper documents in a traveling folder from machine to machine or factory to factory, information is available on-line to all authorized employees. Efficiency is greatly enhanced because employees do not need to leave their location in order to obtain vital product or production information.

      We distribute our products primarily in North America through multi-channel distribution that consists of direct and dealer sales to end users; strategic joint marketing alliances, such as its recent strategic marketing alliance with Intellution, a subsidiary of Emerson Electric Company, engaged in the creation and sale of manufacturing automation software to "process" manufacturers ("Process" manufacturing typically requires the combination of several ingredients to create a final product). Discrete manufacturing plants ranging from small businesses to Fortune 500 companies use the Company's products.

      Below is a list of some of our significant customers since January, 1998. These customers represent approximately 26% and 28% of the aggregate revenue in fiscal year 1998 and 1999, respectively.

      o  AMP, Inc.
      o  Amphenol Corporation
      o  Boston Gear

      o  Carrier Corporation
      o  Caterpillar, Inc.
      o  DMD Dresser
      o  FMC Corporation
      o  Morris Material Handling, LLC
      o  Motek Engineering and Manufacturing, Inc.
      o  Profitkey
      o  Raytheon
      o  Synthes USA Prototype Shop
      o  Toyo Tanso USA, Inc.
      o  Twin Precision Manufacturing Corporation
      o  Tyler Refrigeration Corporation
      o  United Defense LP
      o  U.S. Department of the Navy

      The Company's principal executive offices are located at 946 West Penn Avenue, Robesonia, Pennsylvania 19551, and our telephone number is (610) 693-3114.

      As used in this prospectus, the words "we", "us", "our", "Cimnet" and the "Company" refer to Cimnet, Inc., a Delaware corporation.

RECENT DEVELOPMENTS

      In January 2000, we entered into a letter of intent to acquire RealTime Information Systems PTY, Limited, an Australian company engaged in the business of creating and developing software for shop floor control. The letter of intent contemplates that at the closing of the proposed transaction Cimnet will issue 1,224,750 shares of Common Stock (or approximately 25% of our outstanding shares of Common Stock) and the principals of RealTime will enter into employment agreement with Cimnet. The proposed transaction is anticipated to be accounted for under the purchase method of accounting. The proposed transaction is subject to completion of legal, business and financial due diligence and the execution and delivery of definitive agreements.

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

      It is important to realize that manufacturing related computer systems are still in their growth phase. Even though plain DNC has been around for years, there are still a large number of companies who have yet to install it. Partly this is due to the longevity of manufacturing equipment, especially machine tools. It is not uncommon to encounter 40+ year old equipment in factories, being used every day for critical production. The environment of some manufacturing operations (dirty, noisy, crowded, etc.) has also been an impediment. Manufacturing Execution Systems have only begun to appear in the last few years, and few companies have taken full advantage of them. When these are installed, it is often only a portion of their functionality that gets used to start with. Full implementation and integration with other systems can take six months to two years.

PRODUCTS AND SERVICES

      Since September 1994, we have offered software, hardware, and related services to our customers for manufacturing automation and MES, driving toward the ultimate goal of a "paperless factory."


      Our current software products, sold under the CIMNET(R) trademark offer our customers upward growth and add-on options, allowing the software to expand with the business of our customers. We are currently developing web browser based software modules for our Folders and DNC Pro software to expand with the business of our customers.

OUR SOFTWARE PRODUCTS

      DNC PROFESSIONAL: DNC refers to the technology used to connect groups of computerized numerical control (CNC) machines to computer systems. Using digital instructions, these machines produce a wide variety of precision parts, such as engine components, aircraft parts, joint prostheses, and molds for other parts. DNC allows the transmission of part programs to and from computers and CNC machine tools.

      DNC Professional, one of our major products, is a DNC system that provides a wide variety of features and benefits to its customers, including the ability to view and edit electronically all of the documents and data that are required to perform certain manufacturing functions. It also organizes these documents and data utilizing a database (Oracle, Microsoft Sequel Server, Dbase) that allow shop floor personnel the ability to easily locate pertinent information easily and quickly.

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

      We believe that DNC Professional was the first network resident DNC system that functioned in a mixed database/operating system network architecture. This open system approach provides companies with existing hardware and networks to upgrade to our fully functional MES solutions. DNC Professional also provides the market with an entry-level solution for manufacturing compliance to ISO 9000 standards.

      FOLDERS: Folders is a Windows(R) based MES software targeted at customers with 200 or more employees, offering manufacturing companies paperless factory capabilities for mixed database/operating system environments, including Windows(R) and UNIX based network and database servers. Folders offers DNC, SPC, job and labor tracking, reporting, scheduling, document distribution and viewing as well as electronic machine tool monitoring.

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

      By using Folders, production management can gain control over mission critical workflow because of its receipt of the most up-to-date information available at the work center when and where it is needed. Other advantages of using Folders are:

      o    improved document management,
      o    reduction of scrap,
      o optimized processes reporting, and assistance with ISO 9000 compliance and certification.

SALES AND MARKETING

      We sell our products primarily through a direct sales force and through relationships with distributors. The sales process generally ranges from one to nine months depending on the level of education prospective customers need regarding the use and benefits of our products. As of December 31, 1999, our direct sales organization consisted of 5 employees.

      A key element of our market penetration strategy is the formation of relationships with database and process control software providers, such as Oracle and Intellution. We believe these relationships increase our market exposure and presence, generate qualified opportunities for us to sell our products and assist us in implementing our products.

      We also have relationships with software and hardware vendors, such as Hewlett Packard and Advanced Systems Design. These relationships are intended to provide Cimnet opportunities to penetrate an emerging market where either additional vertical products or services are needed to secure the sale, or an understanding or expertise in a particular vertical market is needed to sell effectively. As of December 31, 1999, we had 1 employee devoted to developing corporate partnerships and strategic alliances.

TRAINING/IMPLEMENTATION

      We offer to our customers both classroom and on-site training as well as general courses in statistical process control, distributed numerical control, document management and accounting as they relate to the use of our software. We employ trainers to teach these courses and have created multi-media compact disks to provide our customers training alternatives.

      We provide to our customers complete installation services for all of our software, as well as consulting services for installing and configuring computers and networks purchased from third parties. As of December 31, 1999, we had 7 employees dedicated to providing training and implementation services. These employees often work closely with the staffs of third-party systems integrators to train their consultants in the implementation of our software. A typical implementation engagement lasts one to four weeks and involves the planning, configuration, testing and implementation of the products. These services are generally billed on a time and project basis. We believe that these implementation projects not only help ensure a company's success with our products, but also allow our systems engineers to gain industry-specific knowledge that can be leveraged in future projects and products.

      Our customers have a choice of support options depending on the level of service desired. We maintain a technical support hotline staffed by engineers from 8:00 a.m. to 5:00 p.m., Eastern time, Monday through Friday, from its corporate headquarters in Robesonia, Pennsylvania. As of December 31, 1999, Cimnet had 3 technical support engineers.

MAINTENANCE AND SUPPORT

      We believe that high quality customer service and support are integral components of the application solutions we offer. Therefore, we offer a range of fee-based training, installation, consulting, and maintenance services to facilitate the installation and use of our software.

      We offer to our customers annual maintenance contracts for all of our hardware and software products. The hardware maintenance contract provides our customer with next-day replacement of the our hardware product that has failed regardless of the reason. Purchasers of our software maintenance contracts are provided with free software updates, new releases on physical media on an average of two time per year, and internet access to our web site to obtain information on latest software releases and new features from us.

      Hardware and software maintenance contracts include unlimited telephone support. For customers not covered by a maintenance contract, we offer telephone technical support, which can be purchased per incident or for a flat annual fee.

RESEARCH AND DEVELOPMENT

      We devote a substantial portion of our resources to developing new products and product features, extending and improving its products and technology, and researching new technological initiatives in the market for manufacturing automation software. This market is characterized by rapid technological change, new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. As an example of our technology initiatives, we recently developed a Window-based Machine Tool Monitoring software package. The Machine Tool Monitoring software in an application which enables companies to electronically monitor the production of equipment in their facilities. We are also working on new releases of our Folders and DNCPro software packages.

      As of December 31, 1999, we had 6 employees engaged in research and development activities. Cimnet's research and development expenditures for fiscal year 1998 and for 1999, were approximately $981,065 and $793,147, respectively. We expect to continue to commit significant resources to research and development in the future. To date, all research and development expenses have been expensed as incurred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

      The market for our products is rapidly evolving, and is expected to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. The principal competitive factors in the PC based manufacturing automation software market include:

      o  adherence to emerging operating system standards;
      o  comprehensives of applications;
      o  adaptability, flexibility and scalability;
      o real-time, interactive capability internally and with vendors and suppliers
      o  integration with a variety of communications media;

      o  ease of use;
      o  ease of implementation;
      o  customer service and
         support; and price.

      Although we believe that we currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with longer operating histories, greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources.

      Cimnet's current competitors include a number of companies offering one or more solutions for the PC based manufacturing software automation market, some of which are directly competitive with Cimnet's products. For example Cimnet's competitors include InterCim, Greco Systems, Gage Talker and DataMyte.

      We also may face competition from systems integrators and consulting firms which design and develop custom software and systems. Some of these firms may possess industry-specific expertise or reputations among potential customers for offering solutions to manufacturing need.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

      Our success and competitiveness are dependent to a significant degree on the protection of our proprietary technology. We rely primarily on a combination of copyrights, trademarks, licenses, trade secret laws and restrictions on disclosure to protect our intellectual property and proprietary rights. We generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, others may be able to copy or reverse engineer aspects of our products, to obtain and use information that we regard as proprietary or to independently develop similar technology. Any such actions by competitors could have a material adverse effect on our business, operating results and financial condition.

      In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective patent, copyright, trademark and trade secret protection may not be available in these jurisdictions.

      Litigation may be necessary in the future to enforce or defend our intellectual property and proprietary rights, to protect our trade secrets or to determine the validity and scope of the intellectual property and proprietary rights of others. This litigation, whether successful or unsuccessful, could result in substantial costs and diversion of management and technical resources, either of which could have a material adverse effect on our business, operating results and financial condition.

      We attempt to avoid infringing known intellectual property and proprietary rights of third parties in its product development efforts. However, we have not conducted and do not conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of them which are confidential when filed, with regard to similar technologies.

      In June 1992, our predecessor company, J.N.L. Industries, Inc. registered the Cimnet trademark with the U.S. Patent and Trademark Office for International Class 9. In order to maintain the effectiveness of a trademark registration, the Patent and Trademark Office requires that an affidavit be filed with the Patent and Trademark Office within the fifth year following registration confirming continued use of the trademark. We failed to file an affidavit in 1997, and therefore, our registration of the "Cimnet" trademark lapsed. However, in August 1999, we filed another application with the Patent and Trademark Office for the "Cimnet" trademark, and anticipate, obtaining acceptance of our registration of the trademark in the near future.

      Cimnet currently licenses technology from third parties that it incorporates into its products. For example, Cimnet licenses AutoVue from Cimmetry Systems, and Oracle database software from Oracle. There can be no assurance that technology from these providers or others will continue to be available to us on commercially reasonable terms, if at all. The loss or inability to access such technology could result in delays in development and introduction of new products or enhancements by us until equivalent or replacement technology could be accessed, if available, or developed, if feasible, by Cimnet, which could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that infringement or invalidity claims arising from the incorporation of third party technology, and claims for indemnification from Cimnet's customers resulting from these claims, will not be asserted or prosecuted against Cimnet. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect our business, operating results and financial condition.

EMPLOYEES

      As of December 31, 1999, we had 22 employees, including 6 in new software design development and testing; 8 in customer service, technical support, and implementation; 5 in sales and marketing; and 3 in operations and order processing.

HISTORICAL INFORMATION

      Our predecessor corporation, Western Technology & Research, Inc. ("Western Tech"), was organized on September 19, 1984 under the laws of the State of Wyoming to engage in investment and business development operations related to mineral research and exploration. The primary area of mineral exploration concerned small (less than 10 acres) jade mining leaseholds in Wyoming, which were never brought to the development stage. Western Tech also held options on both minor gold and minor oil & gas prospects, which were never exercised, and the options were assigned to third-parties for nominal consideration. All of these activities had ceased before 1990. All jade mine claims were allowed to expire in 1993, for non-payment of rental fees, as approved by unanimous action of the Board of Directors on August 19, 1993.

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

      As of December 30, 1998, Western Tech, an inactive publicly held shell corporation, Cimnet, Inc. ("Cimnet") and Cimnet Acquisition Corp. ("Cimnet Acquisition"), a subsidiary of Western Tech, entered into an Agreement and Plan of Merger, pursuant to which Cimnet Acquisition merged with and into Cimnet (the "Merger") on March 2, 1999. The merger was accounted for as a reverse acquisition followed by a recapitalization. As a result of the Merger:

      o     Cimnet became a wholly owned subsidiary of Western Tech;
      o the stockholders of Cimnet became the beneficial owners of an aggregate of 4,430,000 shares of the Western Tech's common stock or 85.5% of the total shares of the common stock outstanding; and
      o the existing members of the Board of Directors resigned and a new board of directors was appointed consisting of John D. Richardson, David Birk and Andrew Roosevelt.

      Previously, Messrs. Zennith S. Merrit and Thomas M. Hockaday were the directors of Western Tech. Also, as a result of the Merger, Mr. Richardson became the beneficial owner of 3,645,000 shares of Western Tech common stock, or approximately 71% of the shares of common stock outstanding. On June 8, 1999, a majority of the Western Tech's stockholders approved a change in corporate domicile from Wyoming to Delaware by a merger of Western Tech with and into Cimnet. As a result, as of June 22, 1999 Western Tech became a Delaware corporation, its name changed to Cimnet, Inc. and our symbol on the OTC Bulletin Board changed to "CIMK".

      IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      WE HAVE INCURRED SUBSTANTIAL LOSSES AND WE MAY NOT BE PROFITABLE IN THE FUTURE. During the fiscal year ended December 31, 1999, we reported a net profit of $88,637. However, during the fiscal year ended December 31, 1998, we reported losses of $27,050. We cannot be certain that we will continue to be profitable. Failure to achieve continued profitability within the timeframe expected by investors may adversely affect the market price of our common stock. As a result of accumulated operating losses, at December 31, 1999 we had an accumulated deficit of $603,937. During the year ended December 31, 1999, however, we have reduced certain expenses as a result of a reduction in personnel, but such expenses may increase in the future, and therefore, our profitability may be negatively affected.

      OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE BECAUSE WE DEPEND ON A SMALL NUMBER OF LARGE ORDERS. We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal period could be materially adversely affected if we are unable to complete one or more substantial license sales planned for that period. From time to time, we have customers that account for more than 25% of our total revenue during a fiscal quarter. In addition, the purchase and implementation of our products typically involve a significant cost to our customers, including the purchase of related hardware and software, as well as training and integration costs. These implementations also include substantial commitment of resources by our customers or their consultants over an extended period of time. As a result, our sales cycle is relatively long.

      In addition, our services revenue, which is largely correlated with our license revenue, has fluctuated and may fluctuate in the future due to significant consulting and implementation services performed in a quarter. Investors should not expect a commensurate increase in services revenue between future quarters.

      DISAPPOINTING QUARTERLY REVENUE OR OPERATING RESULTS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO FALL. Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially.

      Our quarterly revenue may fluctuate as a result of a variety of factors, including the following:

      o the market for manufacturing automation software operating on personal computers is in its preliminary stage of development and it is therefore difficult to accurately predict customer demand; and
      o the sales cycle for our products and services varies substantially from customer to customer, and we expect the sales cycle to be long.

      As a result, we have difficulty determining whether and when we will receive license revenue from a particular customer. In addition, because our revenue from implementation, maintenance and training services is largely correlated with our license revenue, a decline in license revenue could also cause a decline in our services revenue in the same quarter or in subsequent quarters.

      Most of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if revenue for a particular quarter is below our expectations, we could not proportionately reduce operating expenses for that quarter, and therefore this revenue shortfall would have a disproportionate effect on our expected operating results for that quarter.

      OUR BUSINESS WILL BE ADVERSELY AFFECTED IF MANUFACTURING AUTOMATION SOFTWARE SOLUTIONS ARE NOT WIDELY ADOPTED. Our products address a relatively new market for manufacturing automation software operating on personal computers. Therefore, our future success depends substantially upon the adoption by manufacturers of our software. The failure of this market to further develop, or a delay in the development of this market, would have a material adverse effect on our business, financial condition and operating results. The manufacturing industry in the United States has experienced, and is expected to continue to experience, significant shift to overseas facilities which because of geographical and language barriers makes it more difficult for us to sell our products and services. In addition, our software could lose its viability due to delays in the development or adoption of new standards and protocols in the manufacturing industry.

      INTENSE COMPETITION FROM OTHER TECHNOLOGY COMPANIES MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND OPERATING RESULTS. The market for PC based manufacturing automation software applications is intensely competitive. If we are unable to compete effectively, our business, financial condition and operating results would be materially adversely affected. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, we expect that new competitors will enter the market with competing products as the size and visibility of the market opportunity increases. We also expect that competition will increase as a result of software industry consolidations and formations of alliances among industry participants. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance. See "Business -- Competition."

      WE HAVE A LIMITED NUMBER OF PRODUCTS AND WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS OR ENHANCE EXISTING PRODUCTS ON A TIMELY BASIS. Although we sell a variety of hardware and software products, the bulk of our revenues are concentrated in the CIMNET(R) family of products for industrial automation applications. We introduced the initial version of CIMNET(R) Folders in September, 1994. Revenues from the family of products have grown rapidly and represented over 58% of the Company's total revenues in 1998 and 33% in 1999. We expect that revenues from these products will continue to account for a substantial portion of our revenues. The life cycles of our products are difficult to estimate due in large measure to the relatively recent emergence of the market for our products, the future effect of product enhancements and future competition. Declines in demand for these products, whether as a result of competition, technological change or otherwise, or price reductions would have a material adverse effect on the Company's operating results.

      To be competitive, we must develop and introduce on a timely basis new products and product enhancements which meet the needs of companies seeking to deploy PC based manufacturing automation software applications. We have in the past failed to ship certain new products or product enhancements by our planned shipment date. If we fail to develop and introduce new products and enhancements successfully and on a timely basis, it could have a material adverse effect on our business, operating results and financial condition.

      WE RELY ON INDEPENDENT DISTRIBUTORS. We have relied and expect to continue to rely on independent distributors for the marketing and distribution of our products. These distributors may also represent other lines of products, some of which may be complementary to or competitive with our products. Our distributors are not within our control and are not obligated to purchase products from the Company. While we encourage our distributors to focus primarily on the promotion and sale of our products, there can be no assurance that these distributors will not give higher priority to the sale of other products, including products developed by existing or potential competitors. A reduction in sales efforts or discontinuance of sales of our products by our distributors could lead to reduced sales and could adversely affect our business, operating results and financial condition.

      LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS. Our future success depends to a significant degree on the skills, experience and efforts of John D. Richardson, III, our founder, Chairman of the Board and Chief Executive Officer. The loss of the services of Mr. Richardson could have a material adverse effect on our business, operating results and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. The loss of one or more of our executive officers and other members of senior management could have a material adverse effect on our business, operating results and financial condition.

      WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO SUCCEED. Qualified personnel are in great demand throughout the software industry. The demand for qualified personnel is particularly acute in our area because of a limited supply of skilled workers within commuting distance of our headquarters in Robesonia, Pennsylvania. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly marketing personnel, software engineers and other senior personnel. Our failure to attract and retain the highly- trained technical personnel that are integral to our product development, sales and marketing and support teams may limit the rate at which we can develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

      WE MAY BE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY RIGHTS. Our success depends to a significant degree upon the protection of our software and other proprietary technology rights. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third-parties, all of which offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our proprietary technology. The reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk. See "Business -- Intellectual Property and Proprietary Rights."

      CLAIMS BY OTHER COMPANIES THAT OUR PRODUCTS INFRINGE THEIR COPYRIGHTS OR PATENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION. If any of our products violate third party proprietary rights, we may be required to engineer our products or seek to obtain licenses from third parties to continue offering our products without substantial reengineering. Any efforts to reengineer our products or obtain licenses from third parties may not be successful and, in any case, would substantially increase our costs and have a material adverse effect on our business, operating results and financial condition. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. See "Business -- Intellectual Property and Proprietary Rights."

      OUR USE OF THE "CIMNET" TRADEMARKS MAY INFRINGE THE TRADEMARK RIGHTS OF OTHER COMPANIES. Our use of "CIMNET" as well as the use of other names, may result in costly litigation, divert management's attention and resources, cause product shipment delays or require Cimnet to pay damages and/or to enter into royalty or license agreements to continue to use a product name. Cimnet may be required to stop using the name "Cimnet" or other names currently used for its products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

      In June 1992, our predecessor company, J.N.L. Industries, Inc. registered the Cimnet trademark with the U.S. Patent and Trademark Office for International Class 9. In order to maintain the effectiveness of a trademark registration, the Patent and Trademark Office requires that an affidavit be filed with the Patent and Trademark Office within the fifth year following registration confirming continued use of the trademark. We failed to file an affidavit in 1997, and therefore, our registration of the Cimnet trademark lapsed. However, in August 1999, we filed another application with the Patent and Trademark Office for the Cimnet trademark, and anticipate, obtaining acceptance of our registration of the trademark in the near future.

      WE MAY LOSE ACCESS TO THIRD-PARTY TECHNOLOGY USED IN OUR PRODUCTS. We incorporate into our products technology licensed from third parties, such as Oracle Corp. The loss of access to this technology could result in delays in the development and introduction of new products or enhancements until equivalent or replacement technology could be accessed, if available, or developed internally, if feasible. These delays could have a material adverse effect on our business, operating results and financial condition. It is possible that technology from others will not be available to us on commercially reasonable terms, if at all.

      OUR BUSINESS COULD BE ADVERSELY AFFECTED IF OUR PRODUCTS FAIL TO PERFORM PROPERLY. Software products as complex as ours may contain undetected errors, or bugs, which result in product failures, or otherwise fail to perform in accordance with customer expectations. Our products may be particularly susceptible to bugs or performance degradation because of the emerging nature of manufacturing automation software technologies. Product performance problems could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources or injury to our reputation, any of which could have a material adverse effect on our business, operating results and financial condition. We warrant some of our products for one year, providing customers a right to refund a portion of the license fee if we are unable to correct an error in the product. To date, no customer has requested a refund under the warranty provisions. However, if we are required to refund significant portions of license fees, our business, operating results and financial condition could be materially adversely affected.

      WE COULD INCUR SUBSTANTIAL COSTS AS A RESULT OF PRODUCT LIABILITY CLAIMS RELATING TO OUR CUSTOMERS' CRITICAL BUSINESS OPERATIONS. Our products are frequently critical to the operations of our customers' businesses. Despite employing software license agreements that significantly limited our liability, if one of our products fails, a customer may assert a claim for substantial damages against us, regardless of our responsibility for such failure. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Although we maintain general liability insurance, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Some of the statements under "Risk Factors" and elsewhere in this prospectus constitute forward-looking statements. These statements relate to future events or our future financial performance, and are identified by terminology such as "may," "will," "should," "expects," "scheduled," "plans," "intends," "anticipates," "believes," "estimates," "potential," or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." These factors may cause our actual results to differ materially from any forward-looking statement.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this prospectus to conform such statements to actual results.

ITEM  2.    PROPERTIES.

      Our principal facility is a 6,500 square foot building in Robesonia, Pennsylvania. We also rent a 1,000 square foot space adjacent to our principal facility which is used by our new product development group. We believe that our current facilities are adequate to meet our current business requirements, and that suitable additional space will be available as needed. Both buildings are owned by John D. Richardson, our founder, Chief Executive Officer and Chairman of the Board and leased on a year to year basis. The monthly rent paid by the Company to Mr. Richardson is $7,500 month which we consider to be no greater than market rate for comparable space.

ITEM  3.    LEGAL PROCEEDINGS.

      No material legal proceedings are pending, or to the Western Tech's knowledge threatened, to which Cimnet or any of its property is subject.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 1999.

                                     PART II

ITEM  5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

      Our shares of Common Stock were quoted since May 28, 1998 on the OTC Bulletin Board under the symbol "WTNR" and since July 2, 1999 under the symbol "CIMK". However, the trading market for our Common Stock is extremely limited.

      The following table sets forth the range of high and low bid quotations for our Common Stock, since May 28, 1998 as reported by the OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. In the future, the trading volume of our common stock may be extremely limited (or non-existent). As a result, the liquidity of an investment in our common stock may be adversely affected.

                         COMMON STOCK
                        HIGH        LOW
1998
Quarter ended
June 30, 1998*          $.01        $.01

Quarter ended
September 30, 1998      $.06        $.06

Quarter ended
December 31, 1998       $.06        $.06

1999
Quarter ended
March 31, 1999          $.06        $.06

Quarter ended
June 30, 1999           $2.0        $.06

Quarter ended
September 30, 1999      $2.0        $.75

Quarter ended
December 31, 1999       $1.5       $1.12

________________
* Limited trading on the OTC Bulletin Board commenced on May 28, 1998.

      On March 20, 2000, the final quoted prices as reported by the OTC Bulletin Board was $3.38 for each share of Common Stock. As of March 20, 2000, there were 4,899,000 shares of Common Stock outstanding, held of record by approximately 56 record holders.

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

OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net Sales for the year ended December 31, 1999 increased by 8.9% or $283,533 over net sales for the year ended December 31, 1998. This increase resulted from an introduction of new software products at the end of 1998.

Costs of goods sold for 1999 were $635,828 compared to $529,705 for 1998, an increase of $106,123 or 20.0%. This increase in costs of goods sold is related to an increase in net sales of 8.9% and to sales of third party products with smaller margins of profit. The sales of third party products began in the third quarter of 1998 and was discontinued late in 1999.

Gross Profit for 1999 was $2,839,430, compared to $2,662,020 for 1998, an increase of $177,410 or 6.7%. This increase is due to the overall increase in sales.

Selling, general and administrative expenses for 1999 were $1,866,682 or 53.7 % of net sales, and total research and development expenses were $793,147 or 22.8% of net sales compared to selling, general and administrative expenses of $1,680,989 or 52.7% of net sales and total research and development expenses were $981,065 or 30.7% of net sales for 1998. The decrease in research and development expenses is due to a reduction of salaries as a result of the discontinuation of Suite 2K product line and elimination of positions to support this product.

Income from operations for 1999 was $179,601 compared to an income of $16 in 1998, an increase of $179,585. This increase in operating income is primarily the result of an overall increase in sales while keeping operating costs down by eliminating certain positions. This had a direct affect on payroll, benefits and travel and entertainment expenses.

Interest expense for 1999 was $36,198 or 1.0% of net sales compared to 47,933 or 1.5% of net sales for 1998. The decrease is due to management's efforts to reduce the line of credit and long term debt to the bank.

Net income for 1999 was $88,637 or 0.02 per share as compared to loss of ($27,050) or ($0.01) per share for 1998. The increase in earnings is the result of an increase in overall sales.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net sales for the year ended December 31, 1998 increased by 9.7% or $283,100 over net sales for the year ended December 31, 1997. The increase resulted from introduction of new software products.

Costs of goods sold for 1998 were $529,705 compared to $561,559 in 1997, a decrease of $31,854 or 5.7%. This decrease in cost of goods sold is related to the company focusing more on software and services sales and decreasing its sales of hardware related items.

Gross Profit for 1998 was $2,662,020, compared to $2,347,066 in 1997, an increase of $314,954 or 13.4%. The increase is due to the reduced cost of goods associated with software and services sales verses hardware sales.

Selling, general and administrative expenses for 1998 were $1,680,939 or 52.7% of net sales, and total research and development was $981,065 or 30.7% of net sales, compared to $1,278,860 or 44.0% and research and development expenses were $965,856 or 33.2% of net sales for 1997. The increase in these expenses is the result of the company introducing new software products to the marketplace. The Company issued 500,000 shares of common stock in 1997 for consulting services rendered. This resulted in a $560,000 charge to operations in 1997.

Income from operations for 1998 was $16 compared to a loss of $457,650 in 1997. The increase in operating income is primarily the result of the charge of $560,000 for consulting services in 1997.

Interest expense for 1998 was $47,933 or 1.5% of net sales compared to $52,498 or 1.8% of net sales for 1997.

Net loss for 1998 was $27,050 or $0.01 per share as compared to $510,148 or $0.12 per share for 1997.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had current assets of $761,780 compared to $835,573 at December 31, 1998. This decrease is due to a decrease in accounts receivable resulting from a decrease in fourth quarter sales over the prior year and elimination of work in process. Current liabilities decreased by $197,940 from 1998 to 1999. This decrease is due to positive cash flow which resulted from an increase in sales, and therefore, collections. The Company believes that its existing cash, accounts receivable, and anticipated revenues will be sufficient to meet its liquidity and cash requirements for the next twelve months.

OPERATING ACTIVITIES

Cash provided by (used in) operations for fiscal 1999 and 1998 was $450,791 and $(158,044) , respectively. The increase in cash provided by operations in 1999 was due to a decrease in accounts receivable of $118,692 and an increase in net income of $115,687.

INVESTING ACTIVITIES

Investing activities consumed $ 35,251 and $ 77,307 in 1999 and 1998, respectively, for purchases of capital assets. Capital expenditures in 1998 decreased the Company's need to make significant capital expenditures in 1999.

FINANCING ACTIVITIES

During fiscal 1999, net cash used in financing activities was $378,301 compared to net cash provided by financing activities of $240,196 in 1998, an decrease of $618,497 in cash provided from financing activities. In 1999, the Company repaid $254,000 on its line of credit compared with 1998's increase in the line of credit by $71,902 and proceeds from stock issuances of $225,098. An increase of $203,533 in revenue in 1999 over 1998 enabled the Company to pay down its bank debt.

CAPITAL RESOURCES

The Company has certain credit facilities with its bank including a line of credit and two term loans. Credit line balance at December 31, 1999 was $44,992 with an annual interest rate of 9.25%. One of two term loans had $5,000 with an annual interest rate of 9.5% and the other had $14,077 with an annual interest rate of 8.25%. As of December 31, 1999, the Company had approximately, $555,000 of unused credit available on its line of credit. The Company is current with all its obligations to its bank and has met all financial covenants in its loan documents.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT.

      The names and ages of the directors and executive officers of Cimnet are set forth below:

NAME                        AGE          POSITION(S) WITH CIMNET
John D. Richardson          41           Chairman of the Board, Chief Executive
                                         Officer and Chief Accounting Officer
David Birk                  59           Director and Secretary
William Nyman               36           Director and Vice President of
                                         Integration Services
Keith Frantz                43           Vice President-Development


BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

      JOHN D. RICHARDSON. Mr. Richardson has been the Chairman of the Board, Chief Executive Officer and Chief Accounting Officer of our Company since March 2, 1999. Mr. Richardson was a computer programmer at Rockwell International Corporation from 1980 to 1982, where he programmed machine tools for the manufacture of printing presses. In 1982, he joined the cutting tool division of Sandvik Corporation during which time he served as a regional sales manager for the company's Pennsylvania territory. In 1984, he left Sandvik to form Cimnet and has served as its Chief Executive Officer and Chairman of the Board since that time.

      DAVID BIRK. Mr. Birk has been a director of our Company since March 2, 1999 and a director of Cimnet since January 1998. Mr. Birk is the sole stockholder and President of ManSoft, a software distribution company in the southwestern United States. ManSoft is a significant regional distributor of Cimnet's product. From 1986 through 1994, Mr. Birk was a Regional Sales Manager of Intercim (and its predecessors), a software developer of manufacturing execution systems.

      WILLIAM NYMAN. Mr. Nyman has been a director of the Company since October 1999 and has been the Company's Vice President of Integration Services since 1997. Previously, Mr. Nyman served as the Company's Manager of Technical Services since 1990.

      KEITH FRANTZ. Mr. Frantz joined Cimnet in 1989 and has served as its Vice President of Development since 1992. Previously, he was a senior engineer at Laser Communications, Inc.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent

(10%) of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

      To our knowledge, based solely on review of the copies of such reports furnished to us during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

DIRECTOR COMPENSATION

Non-employee directors are reimbursed for their reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors. No director who is an employee of Cimnet will receive separate compensation for services rendered as a director. Directors are also eligible for participation in Cimnet's 1999 Stock Plan. See "Management -- Stock Plans."

ITEM  10.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows all the cash compensation paid by Cimnet to the Chief Executive Officer, and all officers who received in excess of $100,000 in annual salary and bonus, for the fiscal years ended December 31, 1999, 1998 and 1997:




                                                                                             Long Term Compensation
                                                                                             ----------------------
                                                                                          Awards             Payouts
                                                     Annual Compensation                 --------           ---------
   (a)                    (b)       (c)         (d)          (e)              (f)         (g)      (h)         (i)
Name and                                                                    Restricted              LTIP     All Other
Principal                                                 Other Annual        Stock      Options/  Payouts  Compensation
Position                 Year    Salary($)    Bonus($)    Compensation ($)    Awards     SARs(#)     ($)        ($)
------------------------------------------------------------------------------------------------------------------------
John D Richardson,       1999      $200,000    $   -0-     $ 1,903
      CEO

                         1998      $228,999    $ 11,073    $  -0-             -0-        -0-        -0-      -0-

                         1997      $159,374    $ 10,482    $  -0-             -0-        -0-        -0-      -0-

Joseph  Vinhais,(1)      1998      $122,549    $  7,000    $  -0-             -0-    350,000(2)     -0-      -0-
   President

                         1997       $95,637    $ 23,392    $  -0-             -0-        -0-        -0-      -0-

------------------------------------------------------------------------------------------------------------------------

(1)   Mr. Vinhais resigned from Cimnet effective May 6, 1999.
(2)   Such Options expired unexercised as of August 5, 1999.

1999 STOCK PLAN

      As of April 15, 1999, the Board of Directors of the Company, adopted the 1999 Stock Plan (the "1999 Plan"), subject to approval of the Company's stockholders. The stockholders approved the 1999 Plan at a meeting of stockholders held on June 8, 1999. The purpose of the 1999 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants, and independent contractors of the Company, may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock, in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors and to provide additional incentive for such persons to exert maximum efforts for the success of the Company by encouraging stock ownership in the Company. The 1999 Plan is expected to provide even greater flexibility to the Company's compensation methods, after giving due consideration to competitive conditions and the impact of federal tax laws. Except for a total of 500,000 options issued to employees in August and November 1999 at exercise prices ranging from $.05 to $2.00 per share, no options or other awards have been granted under the 1999 Plan.

OPTIONS

      Except for the options exercisable for 350,000 shares issued to Mr. Vinhais in January 1998 which expired unexercised in August 1999, no stock options have been granted to any officers, directors, or employees. In November 1999, the Company issued options to purchase 100,000 shares of its Common Stock at an exercise price of $1.25 per share to Hanover Capital Corporation, a consultant to the Company. See "Certain Relationships and Related Transactions."

EMPLOYMENT AGREEMENT

      On January 1, 1998, we entered into an employment agreement with Joseph Vinhais to serve as our President. As of May 6, 1999, Mr. Vinhais resigned from Cimnet and Mr. Richardson as our Chief Executive Officer has assumed the duties previously performed Mr. Vinhais.

ITEM  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding beneficial ownership of Cimnet's common stock as of March 20, 2000, by:

      o each person known by Cimnet to be the beneficial owner of more than 5% of its common stock;

      o     each named executive officer;

      o     each of Cimnet's directors; and

      o     all executive officers and directors as a group.


    NAME AND ADDRESS OF     SHARES OF COMMON STOCK    PERCENTAGE OF CLASS
     BENEFICIAL OWNER(1)     BENEFICIALLY OWNED(2)    BENEFICIALLY OWNED(3)

      John D. Richardson(4)       3,260,000(5)             66.5%

      David Birk(6)                   5,000                  *

      William Nyman(7)                1,200                  *

      Keith Frantz(8)                12,800                  *

      All officers and            3,279,000                66.9%
      directors as a Group
      (4 persons)

------------

* represents less than 1% of the total number of shares of the Company's Common Stock outstanding
1. Unless noted otherwise, the address for such person is c/o Cimnet, Inc., 946 West Penn Avenue, Robesonia, PA 19551
2. Unless noted otherwise, all shares indicated as beneficially owned are held of record by and the right to vote and transfer such shares lies with the person indicated. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.
3.    Calculated based upon 4,899,000 shares of common stock outstanding
4.    Mr. Richardson is our founder, Chairman of the Board, Chief Executive
      Officer.
5. Mr. Richardson disclaims beneficial ownership of an aggregate of 55,000 shares of Common Stock beneficially owned by his children and his parents.
6.    Mr. Birk is a director of our company.
7. Mr. Nyman is a director and the Vice President of Integration Services of our company.
8.    Mr. Frantz is the Vice President-Development of our company.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Except as set forth below, to the best of our knowledge there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which the Cimnet was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by Cimnet to own of record or beneficially more than 5% of any class of Cimnet's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. Prior to the merger of Cimnet and Cimnet Acquisition,

H.D. Williams has advanced funds to pay for attorneys fees and accounting fees for the preparation of filings with the Securities and Exchange Commission. In addition, the Company has paid Williams Investment Co. a consulting fee of $25,000 for services rendered in connection with the Merger.

      Cimnet's principal facility is a 6,500 square foot building in Robesonia, Pennsylvania. In addition, Cimnet has recently moved some of its new product development group to a 1,000 square foot space adjacent to the principal facility. We believe that our current facilities are adequate to meet our current business requirements, and that suitable additional space will be available as needed. The building is owned by John Richardson, our founder, Chief Executive Officer and Chairman of the Board and the lease is on a year to year basis. The monthly rent paid by Cimnet to Mr. Richardson is $7,500 month which we consider to be no greater than market rate for comparable space.

      On December 9, 1997, Cimnet issued 500,000 shares of its common stock to two individuals for consulting and advisory services rendered through that date and $15,000 in cash ($0.03 per share). The difference between the fair value of the common stock, $1.15 as determined by management based on Cimnet's private placement of its securities, and the cash consideration was charged to Cimnet's operations in 1997.

      On November 1, 1999 Cimnet entered into an agreement with Hanover Capital Corporation, pursuant to which Hanover Capital was retained as the Company's financial advisor until December 31, 2001. In exchange for services rendered as a financial advisor, Cimnet agreed to pay Hanover Capital a monthly fee of $5,000 per month (which amount is subject to increase in the event that Cimnet sales and earnings achieve certain targets) and reimbursement of expenses. In addition, the Company granted to Hanover Capital an option to purchase 100,000 shares of the Company's Common Stock at an exercise price of $1.25 per share for a period of three (3) years. The company recorded consulting expense of $72,000 for the year ended December 31, 1999. In the event that the Company's Common Stock has a closing price equal to or in excess of $5 per share for five (5) consecutive trading days, the Company may require that Hanover Capital exercise its option. Hanover Capital may then require the Company to file a registration statement with the Securities and Exchange Commission registering the 100,000 shares issuable upon exercise of the option for sale to the public.

      During 1996, the Company loaned $303,731 to John D. Richardson, the Company's founder, Chairman of the Board and Chief Executive Officer. On October 12, 1999, the Company accepted the surrender by Mr. Richardson of 221,700 shares of the Company's Common Stock held by him as repayment of the outstanding loan. In addition, the Company repurchased an additional 29,300 shares at $1.37 per share for an aggregate purchase price of $40,141.

                                     PART IV

ITEM 13.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) Exhibits.

Exhibits

3.01*       Certificate of Incorporation of Cimnet.
3.02*       By-laws, as amended, of Cimnet.
4.01*       Specimen Certificate for shares of Cimnet's Common Stock.
10.01*      1999 Stock Plan.
10.02*      Lease Agreement for the executive offices of Cimnet.

_______________
*Previously filed with the Securities and Exchange Commission

(b) Reports on Form 8-K

            None.

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                  CIMNET, INC.

                           DECEMBER 31, 1999 AND 1998

                                     C O N T E N T S


                                                                           PAGE


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           3


FINANCIAL STATEMENTS

    BALANCE SHEETS                                                           4

    STATEMENTS OF OPERATIONS                                                 5

    STATEMENT OF STOCKHOLDERS' EQUITY                                        6

    STATEMENTS OF CASH FLOWS                                                 7

    NOTES TO FINANCIAL STATEMENTS                                            8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders
Cimnet, Inc.


      We have audited the accompanying balance sheets of Cimnet, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cimnet, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON, LLP
--------------------------
    Grant Thornton, LLP

Philadelphia, Pennsylvania
January 21, 2000



                                          Cimnet, Inc.

                                         BALANCE SHEETS

                                          December 31,

           ASSETS                                                          1999               1998
                                                                      --------------    --------------
CURRENT ASSETS
   Cash                                                               $       68,744    $       31,505
   Accounts receivable, net of allowance of $25,686 and
     $32,915 at December 31, 1999 and 1998, respectively                     488,035           599,497
   Inventories                                                                34,814            88,505
   Prepaid expenses                                                          117,064            93,066
   Deferred tax asset                                                         53,123            23,000
                                                                      --------------    --------------

           Total current assets                                              761,780           835,573

PROPERTY AND EQUIPMENT, NET                                                  232,097           275,688
                                                                      --------------    --------------

                                                                      $      993,877    $    1,111,261
                                                                      ==============    ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit                                                     $       44,992    $      298,992
   Current portion of long-term debt                                          38,368           100,211
   Accounts payable                                                          118,520           110,698
   Accrued expenses                                                           73,063            54,086
   Due to related party                                                       40,023                --
   Deferred income                                                           547,739           496,658
                                                                      --------------    --------------

Total current liabilities                                                    862,705         1,060,645

LONG-TERM DEBT, net of current portion                                        10,198            47,538

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.0001; 5,000,000
     shares authorized (no shares issued and outstanding)                         --                --
   Common stock, 15,000,000 shares authorized at $0.0001 par value,
     4,899,000 shares issued and outstanding, December 31, 1999 and 15,000,000 shares authorized at no par value, 5,150,000
     shares issued and outstanding, December 31, 1998                            490         1,036,050
   Additional paid-in capital                                                814,021                --
   Accumulated deficit                                                      (603,937)         (692,574)
                                                                      --------------    --------------
                                                                             210,574           343,476
   Less
     Deferred compensation                                                    89,600            36,667
     Shareholder receivable                                                       --           303,731
                                                                      --------------    --------------

                                                                             120,974             3,078

                                                                      $      993,877    $    1,111,261
                                                                      ==============    ==============

The accompanying notes are an integral part of these statements.


                                  Cimnet, Inc.

                            STATEMENTS OF OPERATIONS

                            Years ended December 31,


                                                           1999           1998
                                                       -----------     -----------
Net sales                                              $ 3,475,258     $ 3,191,725
Cost of goods sold                                         635,828         529,705
                                                       -----------     -----------

           Gross profit                                  2,839,430       2,662,020
                                                       -----------     -----------

Operating expenses
   Selling, general and administrative                   1,866,682       1,680,939
   Research and development                                793,147         981,065
                                                       -----------     -----------
                                                         2,659,829       2,662,004

           Operating income                                179,601              16

Loss on disposal                                                --           2,133

Nonoperating interest expense                               36,198          47,933
                                                       -----------     -----------

           Income (loss) before income tax (benefit)       143,403         (50,050)

Income tax (benefit)                                        54,766         (23,000)
                                                       -----------     -----------

           NET INCOME (LOSS)                           $    88,637     $   (27,050)
                                                       ===========     ===========

Net income (loss) per common share - basic             $      0.02     $     (0.01)
                                                       ===========     ===========

Net income (loss) per common share-diluted             $      0.02     $     (0.01)
                                                       ===========     ===========

The accompanying notes are an integral part of these statements.


                                  Cimnet, Inc.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 1999 and 1998

                                              Common Stock
                                     ---------------------------    Additional
                                     Shareholder                      paid-in      Accumulated    Treasury    Deferred
                                        Shares         Amount         capital       deficit        stock     compensation receivable
                                     -----------    ------------    -----------   ------------   ----------  ------------ ----------
Balance at January 1, 1998            4,230,000     $       423     $   763,301   $  (665,524)   $  (7,222)   $       -   $(299,926)

Excess of fair value of stock over
   exercise price of options granted          -               -          55,000             -            -      (55,000)          -
Issuance of common stock                200,000              20         249,980             -            -            -           -
Offering costs                                -               -         (24,902)            -            -            -           -
Retirement of treasury stock            (30,000)             (3)         (7,219)            -        7,222            -           -
Reclassification of $0.0001 par
   common stock                      (4,400,000)           (440)              -             -            -            -           -
Issuance of no par common stock       5,150,000       1,036,050      (1,036,160)            -                         -           -
Compensation expense                          -               -               -             -            -       18,333           -
Stockholder distribution                      -               -               -             -            -            -      (3,805)
Net loss                                      -               -               -       (27,050)           -            -           -
                                      ----------    ------------    -----------   ------------   ---------    ----------  ----------
Balance at December 31, 1998           5,150,000      1,036,050               -      (692,574)           -      (36,667)   (303,731)

Reclassification of no par to
   $0.0001 par common stock                   -      (1,035,535)      1,035,535             -            -            -           -
Expiration of stock options                   -               -         (36,667)            -            -       36,667           -
Excess of fair value of stock
   over exercise price of
   options granted                            -               -         184,000             -            -     (184,000)          -
Compensation expense                          -               -               -             -            -       94,400           -
Repayment of shareholder
   receivable                                 -               -               -             -      303,731            -     303,731
Purchase of treasury stock                    -               -               -             -       40,141            -           -
Offering costs                                -               -         (25,000)            -            -            -           -
Retirement of treasury stock           (251,000)            (25)       (343,847)            -     (343,872)           -           -
Net income                                    -               -               -        88,637            -            -           -
                                      ---------     -----------     -----------   -----------    ---------    ---------   ----------
Balance at December 31, 1999          4,899,000     $       490     $   814,021   $  (603,937)   $       -    $ (89,600)  $       -
                                      =========     ===========     ===========   ===========    =========    =========   ==========

                             The accompanying notes are an integral part of this statement.

                                  Cimnet, Inc.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                  1999         1998
                                                                                ---------    --------
Cash flows from operating activities
   Net income (loss)                                                            $  88,637    $ (27,050)
   Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities
     Depreciation and amortization                                                 78,842       80,561
     Loss on disposal of equipment                                                      -        2,133
     Allowance for future returns                                                  (7,230)      (4,270)
     Employee stock options                                                        22,400       18,333
     Consulting stock options                                                      72,000            -
     (Increase) decrease in assets
        Accounts receivable                                                       118,692     (260,559)
        Inventories                                                                53,691      (37,366)
        Deferred tax asset                                                        (30,123)     (23,000)
        Prepaid expenses                                                          (23,998)     (14,224)
     Increase in liabilities
        Accounts payable                                                            7,822       56,488
        Accrued expenses                                                           18,977       10,117
        Deferred income                                                            51,081       40,793
                                                                                ---------    --------
           Net cash provided by (used in) operating activities                    450,791     (158,044)
                                                                                ---------    ---------
Cash flows from investing activities
   Purchase of property and equipment                                             (35,251)     (77,307)
                                                                                ---------    ---------
           Net cash used in investing activities                                  (35,251)     (77,307)
                                                                                ---------    ---------
Cash flows from financing activities
   Net (payments on) proceeds from line of credit                                (254,000)      71,902
   Proceeds from long-term borrowings                                                   -       30,000
   Principal payments on long-term borrowings                                     (99,183)     (82,999)
   (Payments) proceeds from issuance of common stock, net                         (25,000)     225,098
   Net advances to shareholder                                                       (118)      (3,805)
                                                                                ---------    ---------
           Net cash provided by (used in) financing activities                   (378,301)     240,196
                                                                                ---------    ---------
           NET INCREASE IN CASH                                                    37,239        4,845
Cash at beginning of year                                                          31,505       26,660
                                                                                ---------    ---------
Cash at end of year                                                             $  68,744    $  31,505
                                                                                =========    =========

Supplemental disclosures of cash flow information
   Cash paid during the year for
     Interest                                                                   $  38,939    $  48,235
                                                                                =========    =========


     Income taxes                                                               $ 103,850    $       -
                                                                                =========    =========

   Noncash transactions
     Acquisition of property and equipment via capital lease$                   $       -    $  37,890
                                                                                =========    =========
     Issuance of employee stock options                                         $ 112,000    $  55,000
                                                                                =========    =========
     Issuance of consulting stock options                                       $  72,000    $       -
                                                                                =========    =========
     Expiration of employee stock options                                       $  36,667    $       -
                                                                                =========    =========
     Stock purchase of 251,000 shares of common stock for cancellation of
       shareholder receivable ($303,731) and additional amount due ($40,141)    $ 343,871    $       -
                                                                                =========    =========

The accompanying notes are an integral part of these statements.

                                  Cimnet, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


NOTE A - NATURE OF BUSINESS

   Cimnet Inc. (the Company) is in the business of the development, sale, and maintenance of computer integrated manufacturing software. The Company also is engaged in the resale of hardware that is incidental to the operation of its software products. The Company's software is a manufacturing execution system which enables factories to monitor work flows and manufacturing processes. The Company's office is located in Robesonia, Pennsylvania, and the Company has sales throughout the United States. Credit is granted on terms that the Company establishes for individual customers.

NOTE B - BASIS OF PRESENTATION

   On June 8, 1999, a majority of the Western Technology stockholders approved a merger of Western Technology with and into the Company. As a result, as of June 22, 1999 Western Technology became a Delaware corporation, and its name changed to Cimnet, Inc. Each share of the Western Technology outstanding no par common stock was converted into one share of Cimnet common stock with a par value of $0.0001.

   On March 2, 1999, Western Technology a non-operating public company organized under the laws of Wyoming with 750,000 common shares outstanding and immaterial net assets, acquired 100% of the outstanding common stock of Cimnet (the Acquisition). The Acquisition resulted in the owners and management of Cimnet having effective operating control of the combined entity after the Acquisition, with the existing Western Technology investors continuing as only passive investors.

   Under generally accepted accounting principles, the Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by the Company for the net monetary assets of Western Technology, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill intangible is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Western Technology), are those of the "legal acquiree" (Cimnet) (I.E. the accounting acquirer).

   Accordingly, the financial statements as of December 31, 1998 and for the year then ended, are the historical financial statements of Cimnet for the same periods adjusted for the exchange of the common stock as defined in the Agreement and Plan of Merger (the Agreement) executed at consummation of the Acquisition.

   Under the terms of the agreement, each outstanding common share, $0.0001 par value, of Cimnet was converted into one common share of Western Technology's common stock, no par value. The additional paid-in capital account has been combined with common stock as presented in the statement of changes in stockholders' equity. The common stock exchanged, in addition to the existing Western Technology shares outstanding, collectively resulted in the recapitalization of the Company. Earnings per share (EPS) calculations include the Company's change in capital structure for all periods presented.

                                  Cimnet, Inc.

                           December 31, 1999 and 1998




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

   3.  PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Depreciation on equipment is computed by the declining-balance method over their estimated useful lives. Improvements to leased property are amortized over the lesser of the life of the lease or the lives of the improvements. Software is amortized over three years under the straight-line method.

       Expenditures for betterments and additions are capitalized, while maintenance and repairs are charged to expense when incurred. When depreciable property is retired or otherwise disposed of, the related assets and accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in earnings.

                                   (Continued)

                                  Cimnet, Inc.

                           December 31, 1999 and 1998




NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   4.  INCOME TAXES

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

   Effective December 31, 1997, the Company terminated its S corporation election and became a C corporation

   Prior to January 1, 1998, the Company, with the consent of its stockholders, was taxed as a "S" corporation, with the stockholders separately accounting for their pro rata shares of the Company's items of income, deductions, losses, and credits.

   5.  NET INCOME (LOSS) PER COMMON SHARE

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


                                   (Continued)

                                  Cimnet, Inc.

                           December 31, 1999 and 1998




NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

   9.  ADVERTISING COSTS

   The Company expenses the cost of advertising the first time advertising takes place, except for prepaid advertising. Prepaid advertising consists principally of the costs of developing advertising materials including sales literature and catalogs. These costs are expensed on a monthly basis over the estimated useful life of the materials, generally over 12 to 24 months. At December 31, 1999 and 1998, $2,765 and $32,502 of advertising costs, respectively, were included in prepaid expenses. Advertising expense for the years ended December 31, 1999 and 1998, was $87,094 and $136,268, respectively

   10.  SEGMENT REPORTING

   In 1998, the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Company's operating segments. Under current conditions, the Company is reporting one segment.

   11.  RECLASSIFICATIONS

   Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

                                  Cimnet, Inc.

                           December 31, 1999 and 1998




                         NOTE D - PROPERTY AND EQUIPMENT

   Property and equipment consist of the following at December 31:

                                                                       Useful
                                                                        Lives            1999           1998
                                                                    -------------     ---------     ---------
        Furniture, fixtures and equipment                           3 to 10 years     $ 455,440     $ 419,348
        Leasehold improvements                                      7 to 40 years       171,858       171,858
        Computer software                                           3 to  5 years        15,545        15,545
                                                                                      ---------     ---------
                                                                                        642,843       606,751
        Less accumulated depreciation and amortization                                  410,746       331,063
                                                                                      ---------     ---------
                                                                                      $ 232,097     $ 275,688
                                                                                      =========     =========

   Depreciation and amortization amounted to $78,842 and $80,561 for the years ended December 31, 1999 and 1998, respectively.

NOTE E - INCOME TAXES

   The provision for income taxes was as follows:

                                           Year Ended December 31,
                                          ------------------------
                                            1999          1998
                                          ---------     ---------
        Federal
          Current                         $  63,075     $       -
          Deferred                          (25,994)      (23,000)

        State
          Current                            21,814             -
          Deferred                           (4,129)            -
                                          ---------     ---------
                                          $  54,766     $ (23,000)
                                          =========     =========

                                   (Continued)

   Cimnet, Inc. NOTES TO FINANCIAL STATEMENTS - CONTINUED December 31, 1999 and 1998

                                  Cimnet, Inc.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1999 and 1998


NOTE E - INCOME TAXES - Continued

      The reconciliation of the tax computed at the statutory federal rate was as follows:


                                                                  YEAR ENDED DECEMBER 31,
                                                                    1999          1998
                                                                ----------      ---------
         Tax at statutory rate                                  $   48,757      $ (17,017)

         Increase (reduction) in tax resulting from:
           State income tax, net of federal benefit                 11,672             -
           Other                                                    (5,663)       (5,983)
                                                                ----------      ---------

             Provision for income taxes                         $   54,766      $ (23,000)
                                                                ==========      =========


   The net deferred tax asset consists of the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                                   1999           1998
                                                                ----------      ---------
         Net operating loss carryforward                        $        -      $  23,000
         Deferred compensation                                      37,194              -
         Accrued vacation                                           15,929              -
                                                                ==========      =========


       Total net deferred tax asset (included in other assets)  $   53,123      $  23,000
                                                                ==========      =========

NOTE F - LINE OF CREDIT

   The Company has a $600,000 line of credit with a bank. Interest is payable monthly at the bank's prime interest rate plus .75%. The amount outstanding at December 31, 1999 and 1998, was $44,992 and $298,992, respectively. The line of credit expires April 30, 2000. The line of credit is collateralized by a first lien security interest in all business assets, a second lien mortgage on real estate owned by the shareholders, an unlimited surety agreement with the shareholders, and assignment of a life insurance policy on the principal shareholder in the amount of $500,000.

                                  Cimnet, Inc.

                           December 31, 1999 and 1998

NOTE G - LONG-TERM DEBT

   Long-term debt consisted of the following at December 31:

                                                                                                       1999             1998
                                                                                                   ----------        ---------
         Note payable to bank in monthly payments of $5,000 plus interest at the bank's prime interest rate plus 1% per annum to January 1, 2000;
           collateralized along with the line of credit as described in Note F                     $   5,000         $ 65,000

         Note payable to bank in 36 monthly payments of $945, including interest at
           8.25% per annum to April 2001; collateralized along with the line of credit
           as described in Note F                                                                     14,211           23,943

         Capital lease obligations for various equipment; interest rate imputed at rates ranging from 12% to 26%; payable in monthly installments ranging from
           $65 to $872 through November 1999 to July 2001; collateralized by the
           equipment under capital lease                                                               29,355           58,806
                                                                                                   ----------        ---------
                                                                                                       48,566          147,749
         Less current portion                                                                          38,368          100,211
                                                                                                   ----------        ---------

                                                                                                   $   10,198        $  47,538
                                                                                                   ==========        =========
   Aggregate maturities required on long-term debt at December 31, 1999, are as follows:

         2000                                                                                      $   38,368
         2001                                                                                          10,198
                                                                                                   ----------

                                                                                                   $   48,566
                                                                                                   ==========

   Interest expense for the years ended December 31, 1999 and 1998, was $36,198 and $47,933, respectively.

                                  Cimnet, Inc.

                           December 31, 1999 and 1998


NOTE H - EARNINGS PER SHARE

   The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:



                                                                   December 31, 1999
                                                       ----------------------------------------
                                                                       Weighted
                                                        Income       average shares   Per share
                                                       (numerator)   (denominator)     amount
                                                        ---------     -----------     --------
    Basic earnings per share
      Net income available to common stockholders       $ 88,637       4,968,722      $   0.02

    Effect of dilutive securities
      Options                                                 --         153,291            --
                                                        --------       ---------      --------
    Diluted earnings per share
      Net income available to common stockholders
        plus assumed conversions                        $ 88,637       5,122,013      $   0.02
                                                        ========       =========      ========


   Weight average shares outstanding basic and diluted were 4,906,849 at December 31, 1998. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price. Warrants to purchase 300,000 shares of common stock for $2.50 per share were outstanding during 1998. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

NOTE I - RELATED PARTY TRANSACTIONS

   The Company is affiliated with High Printing and Graphics, Inc. The Company's President owns a 50% interest in High Printing and Graphics, Inc. During the years ended December 31, 1999 and 1998, the Company conducted transactions with the related party which were immaterial, both individually and in the aggregate.

   The Company rents space from the Company's shareholders on a month-to-month basis. Rent expense for 1999 and 1998 relating to this arrangement was $90,000 and $90,000, respectively. The Company formalized this arrangement pursuant to a lease signed in early 1998. Under this agreement, the monthly rental payment is $7,500.

   The total rental expense, which includes various operating leases which have future minimum rental commitments, included in the income statements for the years ended December 31, 1999 and 1998, was $105,013 and $117,019, respectively.

                                  Cimnet, Inc.

                           December 31, 1999 and 1998


NOTE J - EMPLOYEE DEFERRED SALARY PLAN

   The Company has an employee savings plan subject to the provisions of Section 401(k) of the Internal Revenue Code. Under the terms of the plan, the Company will match 25% of the participant's contribution, up to 6% of the participant's compensation. The total Company contributions included in the income statements for the years ended December 31, 1999 and 1998, were $15,883 and $16,782, respectively.

NOTE K - STOCKHOLDERS' EQUITY

   On October 12, 1999, the Board of Directors voted to repurchase a total of 251,000 shares of its common stock at a price of $1.37 per share in exchange for the cancellation of $303,731 owed by the President to the Company and the payment of $40,139.

   In January 1998, the Company issued a private placement memorandum raising $250,000 by the issuance of 100,000 units at $2.50 per unit. Each unit consisted of two shares of common stock and three common stock purchase warrants. No subscriptions have been accepted to date in connection with this offering. The warrants have an exercise price of $2.50 and expire one year from the closing date of the offering. As of December 31, 1998, there are 300,000 warrants outstanding. On May 21, 1999, the 300,000 warrants expired.

   In January 1998, the Company decided to grant one of its officers 50,000 options to purchase the Company's stock at $0.05 per share. The difference between the fair market value of the stock and the stock option price of $55,000 will be recorded over the vesting period of the options. Compensation expense charged to operation during 1998 was $18,333. These options were cancelled in May, 1999 due to the resignation of the employee.

   On December 9, 1997, the Board of Directors and shareholders voted to: (a) change the par value of the common stock from $1.00 to $.0001 par value, to increase the authorized common stock from 500,000 shares to 15,000,000 shares, (b) declare a stock split resulting in the issuance of 93.25 shares for each share outstanding at the time, (c) authorize 500,000 shares of preferred stock at a par value of $0.0001, and (d) issue 500,000 shares of common stock for $15,000 and services rendered.

NOTE L - STOCK OPTION PLAN

   On June 8, 1999, the stockholders approved the adoption of the 1999 stock option plan (the 1999 Plan). The purpose of the 1999 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants, and independent contractors of the Company, may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock, in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors . A total of 1,000,000 shares of common stock have been made available. The options under this plan vest over a five year period, in 20% increments on each successive anniversary of the date of the grant.

   At December 31, 1999, 550,000 options have been granted of which 450,000 have been granted below the market price. Compensation expense related to these options (Directors' options) was $22,400 for the year ended December 31, 1999. In November 1999, the Company entered into an agreement with a financial advisor firm in which a total of 100,000 options (Consulting options) were granted and vest immediately. Consulting expense of $72,000 was recognized for the year ended December 31, 1999 for the consulting options.

                                   (Continued)

                                  Cimnet, Inc.

                           December 31, 1999 and 1998


NOTE L - STOCK OPTION PLAN - Continued

   Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share of common stock would have been reduced to the pro forma amounts indicated below.

                                                                                 1999
                                                                                 ----

     Net income                                       As reported         $     54,766
                                                      Pro forma                 29,781

     Earnings per share of common stock - basic       As reported                  0.02
                                                      Pro forma                    0.01

     Earnings per share of common stock - diluted     As reported                  0.02
                                                      Pro forma                    0.01

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 1999: dividend yield of -0-%, expected volatility of 62%, the average risk-free interest rate of 6.158% for 1999; and expected lives of 10.0 years and 2.6 years for the directors and consulting options, respectively.

   A summary of the status of the 1999 plan as of December 31, 1999, is presented below:

                                                                                Weighted
                                                                                average
                                                                                exercise
                                                        Shares                   Price
                                                       -------                 --------
         Outstanding, beginning of year                      -                 $   -
           Granted                                     600,000                     1.06
           Exercised                                         -                     -
           Forfeited                                   (50,000)                    1.25
                                                       -------                 --------

         Outstanding, end of year                      550,000                 $   1.05
                                                       =======                 ========

         Options exercisable at year-end               100,000                 $   1.25
                                                       =======                 ========

         Weighted average fair value of
           options granted during the year                                     $   0.81
                                                                               ========


                                                  (Continued)

                                  Cimnet, Inc.

                           December 31, 1999 and 1998


NOTE L - STOCK OPTION PLAN - Continued

   The following table summarizes information about nonqualified options outstanding at December 31, 1999:

                         Options Outstanding                                     Options Exercisable
    ----------------------------------------------------------------     ---------------------------------
                                        Weighted
                      Number            average                           Number
                   outstanding at       remaining        Weighted       outstanding at          Weighted
   Range of         December 31,       contractual       average         December 31,           average
   exercise prices      1999          life (years)    exercise price        1999            exercise price
   ---------------  ------------      -----------     -------------     -------------       ---------------
 $0.05                50,000                9.80        $ 0.05                --                 $     --
  1.12 - 1 25        500,000                8.32          1.15           100,000                     1.25
                     -------                                             -------
                     550,000                                             100,000
                     =======                                             =======

NOTE M - COMMITMENTS

   The Company leases various office equipment which are classified as operating leases. The following is a schedule by years of minimum rental payments under such operating leases that expire at various dates through 2004.

     Years ending December 31,
     -------------------------
         2000                                              $  19,232
         2001                                                 18,920
         2002                                                 18,608
         2003                                                 18,608
         2004                                                 10,535
                                                           ---------
                                                           $  85,903
                                                           =========

NOTE N - CONCENTRATION RISK

   The Company currently purchases a significant portion, in the amount of 36% and 36% as of December 31, 1999 and 1998, respectively, of its inventory from one supplier. Management believes that other suppliers could provide inventory on comparable terms. A change in suppliers, however, could cause delays adversely affecting operating results.

NOTE O - SUBSEQUENT EVENT

   On January 19, 2000, the Company signed a letter of intent to merge with Realtime Information Systems (Realtime). Realtime, which is based in Raleigh,

   North Carolina, is a company also involved in the development of manufacturing computer software. Realtime will be merged into the Company upon consummation of the merger. The merger is anticipated to be accounted for under the purchase method of accounting.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  Robesonia, Pennsylvania
         March 30, 2000

                              CIMNET, INC.


                              By: /s/ JOHN D. RICHARDSON
                                 -----------------------------------------------
                                 John D. Richardson
                                 Chairman of the Board, Chief Executive Officer and Chief Accounting Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                Title                                           Date
---------                                -----                                           ----
/s/ JOHN D. RICHARDSON
-------------------------         Chairman of the Board, Chief Executive
John D. Richardson                Officer and Chief Accounting Officer             March 30, 2000


/s/ DAVID BIRK
-------------------------         Director                                         March 30, 2000
David Birk

/s/ WILLIAM NYMAN
-------------------------         Director                                         March 30, 2000
William Nyman