Form 10QSB
period 2000-03-31
CIMNET INC/PA
filed 2000-05-22
CIK 1035901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________to__________

                         Commission File Number: 022597

                                  CIMNET, INC.
               (Exact name of registrant as specified in charter)

                        DELAWARE                          52-2075851
              ------------------------------      --------------------------
              State or other jurisdiction of      (I.R.S. Employer I.D. No.)
              incorporation or organization

                946 W. Penn Avenue, Robesonia, Pennsylvania 19551
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (610) 693-3114

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

The Company has 4,899,000 shares of no par common stock outstanding as of March 31, 2000.

Item 1 - FINANCIAL STATEMENTS

                                  CIMNET, INC.
                           CONSOLIDATED BALANCE SHEETS

                  ASSETS                                              March 31, 2000  December 31, 1999
                                                                      (unaudited)
                                                                      --------------    --------------
CURRENT ASSETS
Cash                                                                  $        2,877            68,744
Accounts receivable, net of allowance of $30,097 and
  $25,686 at March 31, 2000 and December 31, 1999, respectively              571,839           488,035
Inventories                                                                   42,351            34,814
Prepaid expenses                                                             103,220           117,064
Deferred tax asset                                                            53,123            53,123
                                                                      --------------    --------------

                  Total current assets                                       773,410           761,780

PROPERTY AND EQUIPMENT, NET                                                  224,512           232,097
                                                                      --------------    --------------
                                                                      $      997,922    $      993,877
                                                                      ==============    ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Line of credit                                                        $      235,000    $       44,992
Current portion of long-term debt                                             18,306            38,368
Accounts payable                                                             164,266           118,520
Accrued expenses                                                              58,884            73,063
Due to related party                                                          40,023            40,023
Deferred income                                                              483,706           547,739
                                                                      --------------    --------------

Total current liabilities                                                  1,000,185           862,705

LONG-TERM DEBT, net of current portion                                         3,339            10,198

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, par value $.0001 per shares; 5,000,000
shares authorized (no shares issued and outstanding)                             490               490
Common stock, $0.0001 par value, authorized 15,000,000 shares issued and outstanding 4,899,000 shares, March 31,2000 and
4,899,000 shares with no stated par value- December 31, 1999
Additional paid in capital                                                 1,031,384           814,021

Accumulated deficit                                                         (746,043)         (603,937)
                                                                      --------------    --------------
                                                                             285,831           210,574
Less
Deferred compensation                                                        291,433            89,600
                                                                      --------------    --------------
                                                                      $       (5,602)   $      120,974
                                                                      --------------    --------------
                                                                      $      993,877    $      997,922
                                                                      ==============    ==============

The accompanying notes are an integral part of these statements

                                  CIMNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                         Three months ended
                                                                     ----------------------------
                                                                      March 31,       March 31,
                                                                         2000            1999
                                                                     ------------    ------------
Net sales                                                            $    719,884    $    984,625
Cost of goods sold                                                        144,784         150,215
                                                                     ------------    ------------

                    Gross profit                                          575,100         834,410
                                                                     ------------    ------------

Operating expenses
Selling, general and administrative                                       487,362         434,595
Research and development                                                  225,736         241,571
                                                                     ------------    ------------

                                                                          713,098         676,166

                    Operating income                                     (137,998)        158,244

Non operating interest expense                                              4,108          12,315
                                                                     ------------    ------------

                    Income/loss) before income tax taxes                 (142,106)        145,929

Income taxes                                                                   --          63,750
                                                                     ------------    ------------

                    NET INCOME                                       ($   142,106)   $     82,179
                                                                     ============    ============

Net Income per common share - basic and diluted                      $      (0.03)   $       0.02
                                                                     ------------    ------------

                                  CIMNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                       Three Months Ended March 31
                                                                       ----------------------------
                                                                           2000            1999
                                                                       ------------    ------------
Cash flows from operating activities
Net Income (loss)                                                      $   (142,106)   $     82,179
Adjustments to reconcile net loss to net cash (used in)
             provided by operating activities
Depreciation and amortization                                                15,411          19,194
Allowance for future returns                                                  4,411           3,357
Non-cash compensation expense                                                15,530              --
(Increase) decrease in assets
             Accounts receivable                                            (88,215)        (94,245)
             Inventories                                                     (7,537)        (10,536)
             Deferred tax asset                                                  --          23,000
             Prepaid expenses                                                13,844          (8,630)
Increase (decrease) in liabilities
             Accounts payable                                                45,746          47,068
             Accrued expenses                                               (14,179)          3,575

             Deferred income                                                (64,033)        (43,152)
                                                                       ------------    ------------

            Net cash (used in) provided by operating activities            (221,128)         21,810
                                                                       ------------    ------------

Cash flows from investing activities
Purchase of property and equipment                                           (7,826)         (5,785)
                                                                       ------------    ------------

                   Net cash used in investing activities                     (7,826)         (5,785)
                                                                       ------------    ------------

Cash flows from financing activities
Net (payments on) proceeds from line of credit                              190,008          71,000
Principal payments on long-term borrowings                                  (26,921)        (30,737)
Payment of offering costs                                                                   (25,000)
                                                                       ------------    ------------

                 Net cash provided by (used in) financing activities        163,087          15,263
                   NET (DECREASE) IN CASH                                   (65,867)         31,288
Cash at beginning of the period                                              68,744          31,505
                                                                       ------------    ------------

Cash at end of the period                                              $      2,877    $     62,793
                                                                       ============    ============

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31,1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

     Accordingly, the consolidated financial statements of Western Technology as of December 31, 1998 and for the three months ended March 31, 1999, are the historical financial statements of Cimnet for the same periods adjusted for the exchange of the common stock as defined in the Agreement and Plan of Merger (the "Agreement") executed at consummation of the Acquisition.

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

                                  CIMNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Weighted average shares for the three months ended March 31, 2000 and 1999 were 4,899,000 5,150,000 shares. Options to purchase 895,000 shares of common stock for $0.05-$1.50 per share were outstanding during 2000. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

NOTE 3 - SUBSEQUENT EVENTS

     On April 26, 2000, the Company announced that it signed a letter of intent regarding the proposed merger of the Company with Applied Statistics, Inc. and Advanced Systems and Designs, Inc. The merger transaction is subject to the satisfaction of several conditions, including the execution of definitive agreements and the approval by the boards of directors and stockholders of each of the companies. It is presently contemplated that the present stockholders of the Company will own approximately 42% of the Company's outstanding shares of common stock following consummation of the Merger.

     On April 14, 2000, Cimnet, Inc. (the "Company") and the stockholders of RealTime Information Systems, PTY (the "RealTime Stockholders"), an Australian company engaged in the business of creating and developing software for shop floor control, entered into a Stock Purchase Agreement (the "Purchase Agreement"). Contemporaneous with the execution and delivery of the Purchase Agreement, the Company and the RealTime Stockholders closed the transaction contemplated by the Purchase Agreement. Under the terms of the Purchase Agreement, the Company acquired all of the outstanding capital stock of RealTime in exchange for (i) the payment by the Company of a total of $10,000 and (ii) the issuance of 1,194,131 shares of the Company's common stock. The transaction will be accounted for under the purchase method of accounting.

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

OPERATIONS

Results of operations for the three months ended March 31, 2000.

Net Sales for the three months ended March 31, 2000 decreased by 26.9% or $(264,741) over net sales for the three months ended March 31, 1999. This decrease resulted from discontinuation of our Suite 2k product line and the lack of a one time sale of rights of Folders Sales to Profitkey for $200,000 in the first quarter of 1999.

Costs of goods sold for the first three months of 2000 were $144,784 or 20.1% of net sales compared to $150,215 or 15.3% of net sales for the same period in 1999, an increase 4.8%. This increase in the percentage of costs of goods sold is related to the one time sale of $200,000 of software (with no attributable cost of goods sold) that took place in the first three months of 1999.

Gross Profit for the first three months of 2000 was $575,100, compared to $834,410 for the first three months of 1999, a decrease of $259,310 or 31.1%. This decrease is due to an overall decrease in sales.

Selling, general and administrative expenses for the first three months of 2000 were $471,832 or 65.5% of net sales, and total R&D expenses were $225,736 or 31.4% of net sales compared to selling, general and administrative expenses of $434,595 or 44.1% of net sales and total R&D expenses were $241,571 or 24.5% net sales for the first three months of 1999. As a percentage of net sales, both categories of expenses have gone up in 2000, due to the overall decrease in sales and an increase in costs for selling, general and administration expenses.

Loss from operations for the three months ended March 31, 2000 was $122,468 compared to income of $158,244 for the three months ended March 31, 1999, an decrease of $280,712. This is due to the decrease in sales of 26.9% and an increase in operating expenses of 3.2%.

Interest expense for the first three months of 2000 was $4,108 or 0.06% of net sales, compared to $12,315 or 1.3% of net sales for the three months of 1999. This decrease is due to a decrease of company debt.

Net loss for the three months ended March 31, 2000 was ($142,106) or $(.03) per share as compared to net income of $82,179 or $0.02 per share for the three months ended March 31,1999.

Liquidity and Capital Resources

At March 31, 2000, the Company had current assets of $773,410 as compared to $761,780 at December 31, 1999. This increase is due to an increase in accounts receivable. Current liabilities increased $137,479 from December 31, 1999. This increase is due to increased borrowing from the line of credit.

Operating Activities

Cash provided by (used in) operations for the three months ended March 31, 2000 and 1999 was $(221,128) and $21,810, respectively. The decrease in cash provided by operations in 2000 was due to a net operating loss for the three months ended March 31, 2000 along with an increase in Accounts Receivable due to slower turnover.

Investing Activities

Investing activities consumed $ 7,826 and $ 5,785 in 2000 and 1999, respectively, for purchases of capital assets.

On April 26, 2000, the Company announced that it signed a letter of intent regarding the proposed merger of the Company with Applied Statistics, Inc. and Advanced Systems and Designs, Inc. The merger transaction is subject to the satisfaction of several conditions, including the execution of definitive agreements and the approval by the boards of directors and stockholders of each of the companies. It is presently contemplated that the present stockholders of the Company will own approximately 42% of the Company's outstanding shares of common stock following consummation of the Merger.

On April 14, 2000, Cimnet, Inc. (the "Company") and the stockholders of RealTime Information Systems, PTY (the "RealTime Stockholders"), an Australian company engaged in the business of creating and developing software for shop floor control, entered into a Stock Purchase Agreement (the "Purchase Agreement"). Contemporaneous with the execution and delivery of the Purchase Agreement, the Company and the RealTime Stockholders closed the transaction contemplated by the Purchase Agreement. Under the terms of the Purchase Agreement, the Company acquired all of the outstanding capital stock of RealTime in exchange for (i) the payment by the Company of a total of $10,000 and (ii) the issuance of 1,194,131 shares of the Company's common stock. The transaction will be accounted for under the purchase method of accounting.

Financing Activities

Financing activities provided $ 163,087 in cash for the three months ended March 31, 2000 compared to $15,263 cash provided for the same period in 1999, an increase of $147,824 in cash provided from financing. This increase is due to the Company being more reliant on their line of credit as a result of the net operating loss for the period.

Capital Resources

The Company has a line of credit with its bank. As of March 31, 2000, the Company had approximately, $201,126 of unused credit available on its line of credit, subject to borrowing base formula. The Company has met all financial covenants in its loan documents.

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

PART II  OTHER INFORMATION

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

  a.     Exhibits

         Exhibit 27.1     Financial Data Schedule

  b. Reports on Form 8-K. The Registrant filed the following Reports on Form 8-K during the quarterly period ended March 31, 2000:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  May 22, 2000
        Robesonia, PA

                                 Cimnet, Inc.

                                 BY: /s/ JOHN D. RICHARDSON
                                 --------------------------
                                 John D. Richardson

                                 Chairman of the Board, Chief Executive Officer and Chief Accounting Officer