Form 10QSB
period 2000-06-30
CIMNET INC/PA
filed 2000-08-14
CIK 1035901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       For the period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________to__________

                         Commission File Number: 022597

                                  CIMNET, INC.
               --------------------------------------------------
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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

The Company has 6,093,131 shares, value $.0001 per share, outstanding as of July 31, 2000.

Item 1 - FINANCIAL STATEMENTS

                                  CIMNET, INC.

                           CONSOLIDATED BALANCE SHEETS

         ASSETS                                    June 30, 2000  December 31,
                                                    (Unaudited)      1999
                                                   -----------    -----------

CURRENT ASSETS
Cash                                               $    28,972    $    68,744
Accounts receivable, net of allowance of $25,556
  and $25,686 at June 30, 2000 and December 31,
  1999, respectively                                   490,529        488,035
Inventories                                             36,589         38,814
Prepaid expenses                                        74,733        117,064

Deferred tax asset                                      53,123         53,123
                                                   -----------    -----------

         Total current assets                          683,946        761,780

PROPERTY AND EQUIPMENT, NET                            226,822        232,097

Goodwill                                             2,631,781             --
                                                   -----------    -----------

                                                   $ 3,542,549    $   993,877
                                                   ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit                                     $    76,500    $    44,992
Current portion of long-term debt                       17,459         38,368
Accounts payable                                       136,384        118,520
Accrued expenses                                        59,640         73,063
Due to related parties                                  10,000         40,023
Deferred income                                        647,543        547,739
                                                   -----------    -----------

Total current liabilities                              947,526        862,795

LONG-TERM DEBT, net of current portion                   4,148         10,198

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, par value $.0001 per shares;
  5,000,000 shares authorized (no shares issued
  and outstanding) Common Stock, $0.0001 par
  value, authorized 15,000,000 shares,                     609            490
  issued and outstanding 6,093,131 shares -
  June 30, 2000 and 4,899,000 shares -
  December 31, 1999                                    814,021
Additional paid-in capital                           3,789,805
Accumulated deficit                                   (859,845)      (603,937)
                                                   -----------    -----------

                                                     2,929,960        210,574
Less

Deferred compensation                                  339,694         89,600
                                                     2,590,875        120,974
                                                   -----------    -----------

                                                   $ 3,542,549    $   993,877
                                                   ===========    ===========

        The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three months ended            Six months ended
                                                      June 30,                     June 30,
                                             --------------------------   --------------------------
                                                 2000           1999          2000           1999
                                             -----------    -----------   -----------    -----------
Net sales                                    $   939,839    $   779,319   $ 1,659,723    $ 1,763,944
Cost of goods sold                               116,073        124,354       260,857        274,569
                                             -----------    -----------   -----------    -----------
         Gross Profit                            823,765        654,965     1,398,866      1,489,375
                                             -----------    -----------   -----------    -----------

Operating expenses
Selling, general and administrative              668,692        395,042     1,156,054        829,637
Research and development                         215,177        189,398       440,913        430,969
Amortization of Goodwill                          44,606                       44,606
                                             -----------    -----------   -----------    -----------
                                                 928,475        584,440     1,641,539      1,260,606
                                             -----------    -----------   -----------    -----------
         Operating income (loss)                (104,710)        70,525      (242,673)       228,768

Non operating interest expense, net                9,092         12,594        13,200         24,909
                                             -----------    -----------   -----------    -----------
         Income (loss) before income taxes      (113,802)        57,731      (255,907)       203,860

Income taxes                                                     19,050                       82,800
                                             -----------    -----------   -----------    -----------
         Net Income (loss)                   $  (113,802)   $    38,881   $  (255,907)   $   121,060
                                             ===========    ===========   ===========    ===========

Net Income (loss) per common share -
  basic and diluted                          $     (0.02)   $      0.01   $     (0.05)   $      0.02
                                             ===========    ===========   ===========    ===========

                                  CIMNET, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                  Six months ended June 30,
                                                  -------------------------
                                                      2000         1999
                                                   ---------    ---------

Cash flows from operating activities
Net Income (loss)                                  $(255,907)   $ 121,060
Adjustments to reconcile net income to net
  cash provided by operating activities               31,962       38,389
Depreciation and amortization                                       4,709
Amortization of Goodwill                              44,606
Employee Stock Options                                39,014
(Increase) decrease in assets
    Accounts receivable                               16,468       66,719
    Inventories                                        2,225      (13,140)
    Deferred tax asset                                    --       10,500
    Prepaid expenses                                  42,331      (32,495)
Increase (decrease) in liabilities
    Accounts payable                                  11,751      (23,670)
    Accrued expenses                                 (18,091)     (25,118)
    DEFERRED INCOME                                   99,804      (84,718)
                                                   ---------    ---------

       NET CASH PROVIDED BY OPERATING ACTIVITIES      14,163       31,818
                                                   ---------    ---------
Cash flows from investing activities
Purchase of property and equipment                   (18,461)     (11,516)
                                                   ---------    ---------

       NET CASH USED IN INVESTING ACTIVITIES         (18,461)     (11,516)
                                                   ---------    ---------
Cash flows from financing activities
Net proceeds from line of credit                      31,508       96,000
Principal payments on long-term borrowings           (26,959)     (54,212)
Payment of offering costs                                 --      (25,000)
Net repayments to shareholder                        (40,023)          --
                                                   ---------    ---------

       Net cash provided by (used in)
       financing activities                          (35,474)      16,788
                                                   ---------    ---------
       NET INCREASE (DECREASE) IN CASH               (39,772)      37,090
Cash at beginning of the period                       68,744       31,505
                                                   ---------    ---------
Cash at end of the period                          $  28,972    $  68,595
                                                   =========    =========

        The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31,1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2.  ACQUISITION OF REALTIME

         On April 14, 2000, Cimnet, Inc. (the "Company") completed its acquisition of RealTime Information Systems, PTY (RealTime) an Australian company engaged in the business of creating and developing software for shop floor control. Under the terms of the Purchase Agreement, the Company acquired all of the outstanding capital stock of RealTime in exchange for (i) the payment by the Company of a total of $10,000 and (ii) the issuance of 1,194,131 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting. Goodwill resulting from the purchase was $2.7 million and will be amortized over 15 years.

         The following represents the unaudited pro forma financial information of Cimnet as if the acquisition occurred on the first date of the period indicated. The pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

                        For The Six Months    For the year ended
                        Ended June 30, 2000   December 31, 1999
                        -------------------   -----------------

Net Sales                 $ 1,712,220            $ 3,928,017

Cost of goods sold            260,857                654,421
                          -----------            -----------
Gross Profit                1,451,363              3,273,596

Operating expenses          1,788,139              3,239,702

Other expenses (income)        15,384                 10,166

Income taxes                       --                 54,766
                          -----------            -----------
Net income                   (352,160)           $   (31,038)
                          ===========            ===========

NOTE 3.  NET INCOME PER COMMON SHARE

         Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method. Weighted average shares for the three and six months ended June 30, 2000 were 5,404,239 and 5,909,419, respectively. At June 30, 2000 there were 845,000 options to purchase Cimnet's common stock between $0.05 and $1.50.

                                  CIMNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's calculation of earnings per share in accordance with SFAS No. 128 for the six months ended June 30, 2000 is as follows:

                                                                  Weighted
                                                                   average
                                                       Income       shares      Per share
                                                     (numerator) (denominator)   amount
                                                     ----------- -------------  ---------

Basic earnings per share
       Net income available to common stockholders   $ 121,060     5,150,000    $   0.02
Effect of dilutive securities
       Options                                                       119,149
                                                     ---------     ---------    --------
Diluted earnings per share
       Net income available to common stockholders
         plus assumed conversions                    $ 121,060     5,269,149    $   0.02
                                                     =========     =========    ========

         Warrants to purchase 300,000 shares of common stock for $2.50 per share were outstanding during 1999 and expired in May, 1999. They were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section presents a review of the Company's financial condition and results of operating and is intended to assist in the understanding and evaluating major changes in the Corporation's financial position and earnings. Per share information has been restated to reflect the recapitalization as if it had occurred at the beginning of the most recent period presented.

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

On April 14, 2000, the Company completed its acquisition of RealTime Information Systems, PTY (RealTime) an Australian company engaged in the business of creating and developing software for shop floor control.. Under the terms of the Purchase Agreement, the Company acquired all of the outstanding capital stock of RealTime in exchange for (i) the payment by the Company of a total of $10,000 and (ii) the issuance of 1,194,131 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting. Goodwill resulting from the purchase was $2.7 million and will be amortized over 15 years.

OPERATIONS

RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2000

Net Sales for the six months ended June 30, 2000 decreased by 5.9% or $104,221 over net sales for the six months ended June 30, 1999. This decrease is the result of decrease in spending in the industry during the first half of 2000 as a result of over spending in the 4th quarter of 1999 for y2k related purchases.

Costs of goods sold for the first six months of 2000 were $260,857 compared to $274,569 for the same period in 1999, a decrease of $13,982 or 5.1%. This decrease in costs of goods sold is related to the decrease of net sales by 5.9%.

Gross Profit for the first six months of 2000 was $1,398,866 compared to $1,489,375 for the first six months of 1999, a decrease of $90,509 or 6.1%. This decrease is due to an overall decrease in sales.

Selling, general and administrative expenses for the first six months of 2000 were $1,156,054 or 69.7% of net sales, and total R&D expenses were $440,913 or 26.6% of net sales compared to selling, general and administrative expenses of $829,637 or 47.0% of net sales and total R&D expenses were $430,969 or 24.4% of net sales for the first six months of 1999. These increases are due to the Company's stock purchase acquisition of Real Time in the second quarter of 2000 and the consolidation of the two companies, combined with the compensation charges related to stock options granted.

Amortization expense of $44,606 was recognized for the first time due to the Real Time acquisition on April 14, 2000.

Loss from operations for the six months ended June 30, 2000 was ($242,707) compared to income of $228,768 for the six months ended June 30, 1999, a decrease of $471,441. This decrease is due to legal, accounting, administrative and goodwill combined with compensation charges related to stock options granted to various employees.

On June 30, 2000 credit line was at $76,500 as compared to $394,992 on June 30, 1999, a decrease of $318,492. Therefore, interest expense for the first six months of 2000 was $13,234 or 0.8% of net sales, compared to $24,909 or 1.4% of net sales for the first six months of 1999.

Net loss for the six months ended June 30, 2000 was ($255,907) or $(0.05) per share as compared to net income of $121,060 or $0.02 per share for the six months ended June 30, 1999.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2000

Net Sales for the three months ended June 30, 2000 increased by 20.6% or $160,520 over net sales for the three months ended June 30, 1999. This increase resulted from new product sales as a result of the acquisition of Real Time which were $450,972 for Real Time product INFOLINK.

Costs of goods sold for the second three months of 2000 were $116,073 compared to $124,354 for the second three months of 1999, a decrease of $8,281 or 6.7%. This decrease in costs of goods sold is related to an increase of software sales with low cost of goods sold.

Gross Profit for the three months ended June 30, 2000 was $823,765 compared to $654,965 for the three months ended June 30 1999, an increase of $168,800 or 25.8%. This increase is due to an increase of software sales with low cost of goods sold for the same period.

Selling, general and administrative expenses for the second three months of 2000 were $668,692 or 71.1% of net sales, and total R&D expenses for the same period were $215,177 or 22.3% of net sales compared to selling, general and administrative expenses of $395,042 or 50.7% of net sales and total R&D expenses were $189,398 or 24.3% of net sales for the second three months of 1999. Both administrative and R&D costs have gone up in a small part due to increase in net sales of 20.6% over the same period in 1999. However the 69.3% increase in selling and administration expenses is due to the addition of legal, accounting, administrative and amortization expenses due to acquisition of Real Time in the second quarter of 2000.

Loss from operations for the for the second three months of 2000 was ($104,710) compared to income of $70,525 for the three months ended June 30, 1999, a decrease of $175,235.

Interest expense for the second three months of 2000 was $9,092 or 1.0% of net sales, compared to $12,594 or 1.6% of net sales for the second three months of 1999.

Net loss for the three months ended June 30, 2000 was ($113,802) or $(0.02) per share as compared to net income of $38,881 or $0.01 per share for the three months ended June 30, 1999.

Liquidity and Capital Resources

At June 30, 2000, the Company had current assets of $683,946 as compared to $761,780 at December 31, 1999. This decrease is due to decrease in accounts receivable related to decrease in sales and a decrease in prepaid expenses. Current liabilities increased $84,731 from December 31, 1999. This increase is due current portion of lease payments and an increase in credit line.

Operating Activities

Cash provided by (used in) operations for the six months ended June 30, 2000 and 1999 was $14,163 and $31,818, respectively. The increase in cash provided by operations in 2000 was due to net income of $121,060 for the six months ended June 30, 2000.

Investing Activities

Investing activities consumed $18,461 and $11,516 in 2000 and 1999, respectively, for purchases of capital assets.

Financing Activities

Financing activities provided $35,474 in cash for the six months ended June 30,2000 compared to $16,788 for the same period in 1999, an increase of $18,686 in cash provided from financing. This increase is due to the Company being more reliant on their line of credit because of a decline in earnings.

Capital Resources

The Company has certain credit facilities with its bank including a line of credit and two term loans. As of June 30, 2000, the Company had approximately, $290,874 of unused credit available on its line of credit, subject to borrowing base formula. The Company is current with all its obligations to its bank and has met all financial covenants in its loan documents.

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

PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b)      Reports on Form 8-K.

         (i) Current Report on Form 8-K filed on April 28, 2000 with respect to Items 2 and 5.

         (ii) Current Report on Form 8-K filed on June 28, 2000 with respect to Item 4.

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