Form 10QSB
period 2000-09-30
CIMNET INC/PA
filed 2000-11-13
CIK 1035901

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ________TO__________

                         Commission File Number: 022597


                                  CIMNET, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


              Delaware                                        52-2075851
--------------------------------------------------------------------------------
    State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization                      Identification Number)

946 W. Penn Avenue, Robesonia, Pennsylvania                         19551
--------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

                                 (610) 693-3114
                ------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No [ ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The Company has 6,093,131 shares of common stock par value $.0001 per share outstanding as of November 10, 2000.

================================================================================

                                  CIMNET, INC.

                                      INDEX




                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I

           ITEM 1.    FINANCIAL STATEMENTS

                      CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 2000 (unaudited) AND DECEMBER 31, 1999       3

                      CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE
                          AND THREE MONTHS ENDED SEPTEMBER 30, 2000  (unaudited)
                          AND DECEMBER 31, 1999                                      4

                      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
                          AND THREE MONTHS ENDED SEPTEMBER 30, 2000 (unaudited)
                          AND DECEMBER 31, 1999                                      5

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)         6

           ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS                        7


PART II

           ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                              11


ITEM 1 - FINANCIAL STATEMENTS
                                  CIMNET, INC.

                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                              September 30, 2000    December 31, 1999
                                                                    ------------------    ------------------
                                                                       (unaudited)
CURRENT ASSETS
    Cash                                                            $           22,082    $           68,744
    Accounts receivable, net of allowance of $17,622 and $25,686
       at September 30, 2000 and December 31, 1999, respectively               329,854               488,035
    Inventories                                                                 59,801                34,814
    Prepaid expenses                                                            76,339               117,064
    Deferred tax asset                                                          53,123                53,123
                                                                    ------------------    ------------------

          Total current assets                                                 541,199               761,780

PROPERTY AND EQUIPMENT, NET                                                    215,485               232,097

Goodwill                                                                     2,587,175                    --
                                                                    ------------------    ------------------

                                                                    $        3,343,859    $          993,877
                                                                    ==================    ==================

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
    Line of credit                                                  $          152,500    $           44,992
    Current portion of long-term debt                                           14,398                38,368
    Accounts payable                                                           111,111               118,520
    Accrued expenses                                                            69,159                73,063
    Due to related parties                                                      10,000                40,023
    Deferred income                                                            581,623               547,739
                                                                    ------------------    ------------------

          Total current liabilities                                            938,791               862,795

LONG-TERM DEBT, net of current portion                                           2,000                10,198

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, par value $.0001 per shares; 5,000,000
       shares authorized (no shares issued and outstanding)                        609                   490
    Common stock, $0.0001 par value, authorized 15,000,000 shares issued and outstanding 6,093,131 shares, September 30,2000 and 4,899,000 shares - December 31, 1999
    Additional paid in capital                                               3,789,805               814,021

Accumulated deficit                                                         (1,047,652)             (603,937)
                                                                    ------------------    ------------------

                                                                             2,742,153               210,574
Less deferred compensation                                                     339,694                89,600
                                                                    ------------------    ------------------

                                                                    $        2,402,459    $          120,974
                                                                    ------------------    ------------------

                                                                    $        3,343,859    $          993,877
                                                                    ==================    ==================

The accompanying notes are an integral part of these statements

                                  CIMNET, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)


                                                       Nine months ended          Three months ended
                                                         September 30,                September 30,
                                                  --------------------------   --------------------------

                                                      2000           1999         2000            1999
                                                  -----------    -----------   -----------    -----------
Net sales                                         $ 2,326,969    $ 2,679,294   $   667,246    $   915,350
Cost of goods sold                                    339,813        463,482        78,956        188,913
                                                  -----------    -----------   -----------    -----------

       Gross profit                                 1,987,157      2,215,812       588,290        726,437
                                                  -----------    -----------   -----------    -----------

Operating expenses
    Selling, general and administrative             1,631,913      1,173,173       475,859        343,536
    Research and development                          693,348        720,446       252,435        289,477
    Amortization of Goodwill                           89,212             --        44,606             --
                                                  -----------    -----------   -----------    -----------

                                                    2,414,473      1,893,619       772,934        633,013

       Operating income (loss)                       (427,316)       322,193      (184,643)        93,424

Non operating interest expense                         16,398         32,369         3,198          7,460
                                                  -----------    -----------   -----------    -----------

       Income (loss) before income tax taxes         (443,714)       289,824      (187,807)        85,964

Income taxes                                               --        118,300            --         35,500
                                                  -----------    -----------   -----------    -----------

       NET INCOME (LOSS)                          $  (443,714)   $   171,524   $  (187,807)   $    50,464
                                                  ===========    ===========   ===========    ===========

Net Income per common share - basic and diluted   $     (0.08)   $      0.03   $     (0.03)   $      0.01
                                                  ===========    ===========   ===========    ===========

The accompanying notes are an integral part of these statements.


                                  CIMNET, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                       Nine months ended
                                                                         September 30,
                                                                    -----------------------
                                                                       2000         1999
                                                                    ----------   ----------
Cash flows from operating activities
    Net Income (loss)                                               $ (463,765)  $  171,524
    Adjustments to reconcile net loss to net cash (used in)
          provided by operating activities
       Depreciation and amortization                                    47,373       57,583
       Amortization of goodwill                                         89,212           --
       Employee stock options                                           59,064           --
       Allowance for future returns                                     (8,064)      (4,615)
       (Increase) decrease in assets
          Accounts receivable                                          186,653       65,686
          Inventories                                                  (24,987)       5,728
          Deferred tax asset                                                --       23,000
          Prepaid expenses                                              40,725       18,971
       Increase (decrease) in liabilities
          Accounts payable                                              (7,409)         297
          Accrued expenses                                              (3,904)     (14,798)
          Due to related parties                                       (40,023)          --
          Deferred income                                               33,884         (251)
                                                                    ----------   ----------

              Net cash (used in) provided by operating activities      (90,241)     323,155
                                                                    ----------   ----------

Cash flows from investing activities
    Purchase of property and equipment                                 (30,761)     (21,449)
                                                                    ----------   ----------

              Net cash used in investing activities                    (30,761)     (21,449)
                                                                    ----------   ----------

Cash flows from financing activities
    Net (payments on) proceeds from line of credit                     107,508     (227,000)
    Principal payments on long-term borrowings                         (32,168)     (79,522)
    Payment of offering costs                                               --      (25,000)
                                                                    ----------   ----------

              Net cash provided by (used in) financing activities       75,340     (331,588)

              NET (DECREASE) IN CASH                                   (46,662)     (29,816)

Cash at beginning of the period                                         68,744       31,505
                                                                    ----------   ----------

Cash at end of the period                                           $   22,082   $    1,689
                                                                    ==========   ==========

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31,1999. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three nine months ended September 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

Note 2 - Acquisition of RealTime

    On April 14, 2000, Cimnet completed its acquisition of RealTime Information Systems, PTY (RealTime) an Australian company engaged in the business of creating and developing software for shop floor control. Under the terms of the Purchase Agreement, the Ciment acquired all of the outstanding capital stock of RealTime in exchange for (i) the payment by the Company of a total of $10,000 and (ii) the issuance of 1,194,131 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting. Goodwill resulting from the purchase was $2.7 million and will be amortized over 15 years.

    The following represents the unaudited pro forma financial information of Cimnet as if the acquisition occurred on the first date of the period indicated. The pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

                          For the nine months ended    For the year ended
                              September 30, 2000       December 31, 1999
                          -------------------------    ------------------

Net sales                      $        2,379,466      $       3,928,017
Cost of goods sold                        339,813                654,421
                               ------------------      -----------------

   Gross Profit                         2,039,653              3,273,596

Operating expenses                      2,561,073              3,239,702

Other expenses (income)                    18,582                 10,166

Income taxes                                   --                 54,766
                               ------------------      -----------------

   Net loss                    $         (540,002)     $         (31,038)
                               ==================      =================

                                  CIMNET, INC.

                                   (unaudited)


NOTE 3 - NET INCOME PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income
(loss) by the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method. Weighted average shares for the three months ended September 30, 2000 were 6,093,131 and for the nine months ended September 30, 2000 were 5,635,526. At September 30, 2000 there were 845,000 options to purchase Cimnet's common stock between $0.05 and $1.50. These were not included in the calculation of net income per common share due to the exercise price being greater than the market price.

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

         On April 14, 2000, Cimnet completed its acquisition of RealTime Information Systems, PTY (RealTime) an Australian company engaged in the business of creating and developing software for shop floor control. Under the terms of the Purchase Agreement, the Ciment acquired all of the outstanding capital stock of RealTime in exchange for (i) the payment by the Company of a total of $10,000 and (ii) the issuance of 1,194,131 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting. Goodwill resulting from the purchase was $2.7 million and will be amortized over 15 years

OPERATIONS

RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net Sales for the nine months ended September 30, 2000 decreased 13.1% or $352,325 over net sales for the nine months ended September 30, 1999. This decrease is due to a one time sale of software rights in 1999 in the amount of $200,000, combined with the drop of a product line in 2000.

         Costs of goods sold for the first nine months of 2000 were $339,813 or 14.6% of net sales compared to $463,482 or 17.3% of net sales for the same period in 1999, a decrease of $123,669 or 26.7%. This decrease in costs of goods sold is related to the decrease of net sales by 13.1%.

         Gross Profit for the first nine months of 2000 was $1,987,157 compared to $2,215,812 for the first nine months of 1999, a decrease of $228,655 or 10.3%. This decrease is due to the overall decrease in sales.

         Selling, general and administrative expenses for the first nine months of 2000 were $1,631,913 or 70.1% of net sales, and total research and development expenses were $693,348 or 29.8% of net sales compared to selling, general and administrative expenses of $1,173,173 or 43.8% of net sales, and total research and development expenses were $720,446 or 26.9% of net sales for the first nine months of 1999. As a percentage of net sales, general and administrative expenses have gone up in 2000, due to the overall decrease in sales and the absorption of the additional expenses related to the acquisition of Real Time Information Systems in April 2000.

         Loss from operations for the nine months ended September 30, 2000 was $427,316 compared to income of $322,193 for the nine months ended September 30, 1999, a decrease of $749,509. Interest expense for the first nine months of 2000 was $16,398 or 0.7% of net sales, compared to $32,369 or 1.2% of net sales for the nine months of 1999.

         Net loss for the nine months ended September 30, 2000 was $443,714 or $0.08 per share as compared to net income of 171,524 or $0.03 per share for the nine months ended September 30,1999. This decrease is the combined result of decrease in sales, increase in selling, general and administrative expenses is due to absorption of the additional expenses related to the acquisition of Real Time Information Systems and the amortization of the 2.7 million of goodwill over 15 years.

RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 2000

         Net sales for the three months ending September 30, 2000 and for the three months ending June 30, 2000 were $667,246 and $939,839 respectively, a decrease of $272,593, or 29.0%. This was due to the seasonal decline in business in the manufacturing industry during the summer months.

         Costs of goods sold for the three months ended September 30 2000 were $78,956 or 11.8% of net sales compared to $188,913 or 20.6% of net sales for the three months ended September 30, 1998, a decrease of $109,957 or 58.2%. This decrease in costs of goods sold is related to the decrease in sales and the introduction of Info link software sales due to the acquisition of Real Time Information Systems.

         Gross Profit for the three months ended September 30, 2000 was $588,290 compared to $726,437 for the three months ended September 30 1999, a decrease of $138,147 or 19.0%. This decrease is due to an overall decrease in sales and the absorption of the additional expenses related to the acquisition of Real Time Information Systems.

         Selling, general and administrative expenses for the three months ended September 30, 2000 were $475,859 or 71.3% of net sales, and total research and development expenses for the same period were $252,435 or 37.8% of net sales compared to selling, general and administrative expenses of $343,536 or 37.5% of net sales, and total research and development expenses for the same period were $289,477 or 31.60% of net sales for the three months ended September 30 1999. The increase in selling, general and administrative expenses are due to absorption of the additional expenses related to the acquisition of Real Time Information Systems.

         Research and development expenses for the three months ending September 30, 2000 and June 30, 2000 were $252,435 and $215,177 respectively, an increase of $37,258 or 17.3%. This was due to new hires and regular salary increase that came up in that time period.

         General and administrative expenses for the three months ending September 30, 2000 and for the three months ending June 30, 2000 were $475,859 and $668,692 respectively, a decrease by 192,833 or 28.8%. This decrease represents the lack of additional expenses that were absorbed in the second quarter for the acquisition of Real Time Systems.

         Loss from operations for the three months ended September 30 2000 was $184,643 compared to an income of $93,425 for the three months ended September 30, 1999, and decrease of $278,067. This decrease is the combined result of decrease in sales, increase in Selling, general and administrative expenses is due to absorption of the additional expenses related to the acquisition of Real Time Information Systems and the amortization of the 2.7 million of goodwill over 15 years.

         Interest expense for the third quarter of 2000 was $3,198 or 0.5% of net sales, compared to $7,460 or 0.8% of net sales for the third quarter of 1999. This decrease in interest expense is the result of decrease in outstanding debt during this period.

         Net loss for the three months ended September 30, 2000 was ($187,807) or $(0.03) per share as compared to net income of $50,464 or $0.01 per share for the three months ended September 30,1999. This loss is the combined result of a decrease in sales, an increase in selling, general and administrative expenses due to absorption of the additional expenses related to the acquisition of Real Time Information Systems and the amortization of the 2.7 million of goodwill over 15 years.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had current assets of $541,199 as compared to $761,780 at December 31, 1999. This decrease is due to decrease in accounts receivable and prepaid expenses. Current liabilities increased $75,996 from December 31, 1999. This increase is due to an increase in line of credit to subsidize the limited cash on hand.

OPERATING ACTIVITIES

         Cash provided by (used in) operations for the nine months ended September 30, 2000 and 1999 was $(91,241) and $323,155, respectively. The decrease in cash provided by operations in 2000 was due to net loss of $(443,714) for the nine months ended September 30, 2000. Inventories were at $59,801 on September, 30 2000 compared to $34,814 on December 31, 1999, an increase of $24987 or 71.7% due to purchase of new hardware for stock to be used for maintenance contract customers to upgrade them.

INVESTING ACTIVITIES

         Investing activities consumed $30,761 and $21,449 in 2000 and 1999, respectively, for purchases of capital assets.

FINANCING ACTIVITIES

         Financing activities used $75,340 in cash for the nine months ended September 30,2000 compared to $331,588 cash provided for the same period in 1999, a decrease of $256,248 in cash provided from financing. This decrease is due to the Company being less reliant on their line of credit, and collections of accounts receivables.

CAPITAL RESOURCES

         The Company has certain credit facilities with its bank including a line of credit and two term loans. As of September 30, 2000, the Company had approximately, $84,178 of unused credit available on its line of credit, subject to borrowing base formula. The Company is current with all its obligations to its bank and has met all financial covenants in its loan.

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

PART II OTHER INFORMATION

Lyle-Kearsley Systems, Inc. ("LKS"), a former supplier of software to the Company, has filed an action against the Company in the United States District Court for the Eastern District of Virginia, entitled, LYLE-KEARSLEY SYSTEMS, INC. V. ADVANCED SYSTEMS & DESIGNS, INC. AND CIMNET, INC., Case No. 00-1091-A . In its complaint, LKS asserts a variety of claims including breach of contract; conspiracy with another distributor, Advanced Systems & Design, Inc., to injure LKS' business; tortious interference with LKS' business and contacts; fraud; false designation; civil RICO; copyright infringement; and conversion. The complaint seeks damages in excess of $75,000, plus punitive damages and interest. The Company believes that it has meritorious defenses to the claims asserted in the action and intends to vigorously defend it. Moreover, the Company has asserted counterclaims against LKS based on LKS' own breach of the contract and tortious conduct. The damages that the Company seeks from LKS on the counterclaims exceed the amount sought by LKS in the complaint.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 27.1 - Financial Data Schedule

         (b) Reports on Form 8-K. The Registrant filed the following Reports on Form 8-K during the quarterly period ended September 30, 2000:

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

                                            CIMNET, INC.

                                            By:  /s/ JOHN D. RICHARDSON
                                            -----------------------------------
                                            Name:   John D. Richardson
                                            Title:  Chairman of the Board,
                                                    Chief Executive Officer and
                                                    Chief Accounting Officer


Dated: Robesonia, Pennsylvania
November 12, 2000