Form 10KSB
period 2000-12-31
CIMNET INC/PA
filed 2001-04-02
CIK 1035901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000       Commission File Number 0-22597

                                  CIMNET, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                              52-2075851
- ---------------------------------                            -------------------
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

  946 West Penn Avenue, Robesonia, PA                                    19551
- ----------------------------------------                              ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:               (610) 693-3114

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:                 None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, par value $.0001 per share

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the Issuer's most recent fiscal year are $3,042,661.

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 28, 2001 was approximately $2,964,475 (based upon a closing price of $1.03 per share).

     The number of outstanding shares of the Issuer's common stock as of March 28, 2001 was 6,143,131 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III incorporates certain information by reference from the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders.

                                  CIMNET, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

Business 1................................................................    1
Properties................................................................   16
Legal Proceedings.........................................................   16
Submission Of Matters To A Vote Of Securityholders........................   16

PART II

Market For Registrant's Common Equity And Related Stockholder Matters.....   17
Management's Discussion And Analysis Or Plan Of Operation.................   17
Financial Statements......................................................   21
Changes In And Disagreements With Accountants On Accounting And Financial
         Disclosure.......................................................   21

PART III

Directors, Executive Officers, Promoters And Control Persons;
         Compliance With Section 16(A) Of The Exchange Act Of The
         Registrant.......................................................   21
Executive Compensation....................................................   22
Security Ownership Of Certain Beneficial Owners And Management............   22
Certain Relationships And Related Transactions............................   22

PART IV

Exhibits And Financial Statement Schedules And Reports On Form 8-K........   22

                                     PART I

ITEM 1.  BUSINESS

     Cimnet, Inc., a Delaware corporation (the "Company"), develops software that assists manufacturing companies in automating the manufacturing process. Ultimately, our software is designed to assist customers in operating "paperless factories." Our software sold under the CIMNET brand name is a manufacturing execution system (MES) used by aerospace, automotive and discrete manufacturers which enables them to monitor work flows on a real time basis. ("Discrete" manufacturers create products by assembling component parts.) Our hardware and software products enable manufacturers to gather and display information about the manufacturing process and permit workers to interact with and control that process. As a result, we believe customers using our products can reduce operating costs and improve the quality of the products being produced by providing real time information to employees who are vital to the manufacturing process.

     Our core software products are DNC Professional and CIMNET Folders. In addition, we offer a line of hardware products that complement and support the direct numerical control (DNC) and machine-monitoring portions of our software products. The software products currently run on Windows(R) 3.1, 95, 98 and NT. As a complement to our software and to support our customers, we also selL and support Oracle database servers. In addition, we provide computer consulting, maintenance services, and custom software development in conjunction with the sale of our software on a contract basis.

     Our software products enable manufacturers to substantially eliminate paper on the factory floor and become more efficient in the production process. The term "paperless factory" describes a production environment in which information and data are transferred electronically over networked computers via internal company networks or the internet. Instead of sending paper documents in a traveling folder from machine to machine or factory to factory, information is available online to all authorized employees. Efficiency is greatly enhanced because employees do not need to leave their location in order to obtain vital product or production information.

     We distribute our products primarily in North America through multi-channel distribution that consists of direct and dealer sales to end users; strategic joint marketing alliances, such as its recent strategic marketing alliance with Intellution, a subsidiary of Emerson Electric Company, engaged in the creation and sale of manufacturing automation software to "process" manufacturers. ("Process" manufacturing typically requires the combination of several ingredients to create a final product). Discrete manufacturing plants ranging from small businesses to Fortune 500 companies use the Company's products.

     Below is a list of some of our significant customers since January, 1999. These customers represent approximately 28% and 29% of the aggregate revenue in fiscal year 1999 and 2000, respectively.

     o    AMP, Inc.
     o    Amphenol Corporation
     o    Boston Gear
     o    Carrier Corporation
     o    Catterpillar, Inc.
     o    DMD Dresser
     o    FMC Corporation
     o    Morris Material Handling, LLC
     o    Motek Engineering and Manufacturing, Inc.
     o    Parker Hannifin
     o    Profitkey
     o    Raytheon
     o    Synthes USA Prototype Shop
     o    Toyo Tanso USA, Inc.
     o    Twin Precision Manufacturing Corporation
     o    Tyler Refrigeration Corporation
     o    United Defense LP
     o    Wright Medical

     The Company's principal executive offices are located at 946 West Penn Avenue, Robesonia, Pennsylvania 19551, and our telephone number is (610) 693-3114.

     As used in this annual report, the words "we", "us", "our", "Cimnet" and the "Company" refer to Cimnet, Inc., a Delaware corporation.

RECENT DEVELOPMENTS

     On April 14, 2000, Cimnet, Inc.(the "Company") and the stockholders of RealTime Information Systems, PTY (the "RealTime Stockholders"), an Australian company engaged in the business of creating and developing software for shop floor control, entered into a Stock Purchase Agreement (the "Purchase Agreement"). Contemporaneous with the execution and delivery of the Purchase Agreement, the Company and the RealTime Stockholders closed the transaction contemplated by the Purchase Agreement. Under the terms of the Purchase Agreement, the Company acquired all of the outstanding capital stock of RealTime in exchange for (i) the payment by the Company of a total of $10,000 and (ii) the issuance of 1,194,131 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting. The Company recorded goodwill of $2,276,387 which is being amortized over a 15 year period. As a result of these transactions, (a) the Company presently owns all of the outstanding shares of capital stock of RealTime and (b) Messrs. Ian Stone, Anthony Crouch and Grant Kelly own 571,550, 510,312, and 112,269 shares of Cimnet Common Stock, respectively. In addition, Messrs. Stone and Crouch executed employment agreements with the Company.

     Realtime Information Systems, based in Raleigh, NC prior to the merger with Cimnet, developed and marketed a configurable Manufacturing Execution System
(MES) known as Infolink. First released in 1995, Infolink is the first fully configurable MES that requires no custom code for implementation. Infolink is a

Windows(R) NT-based, client-server application that provides an extensive range of capabilities including genealogy/traceability, downtime and waste monitoring, job scheduling and Key Performance Indicators (KPIs). Realtime's major focus included sales and marketing to the Food and Beverage and Consumer Packaged Goods (CPG) industries.

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

     With the advent of the world wide web and increasing use of wireless technology, manufacturing systems are beginning to use these as foundations to provide multi-location capabilities, and even to link employees, suppliers, and customers not located at any of the manufacturer's production facilities.

PRODUCTS AND SERVICES

     Since September 1994, we have offered software, hardware, and related services to our customers for manufacturing automation and MES, driving toward the ultimate goal of a "paperless factory."

     Our current software products, sold under the CIMNET trademark offer our customers upward growth and add-on options, allowing the software to expand with the business of our customers. We are currently developing web browser based software modules for our Folders and DNC Pro software to expand with the business of our customers.

     Since the acquisition by the Company of Realtime Information Systems, the installation and consulting services related to Infolink in the food and beverage and CPG industries has continued jointly between Cimnet and the Realtime staff. As a result of the acquisition, Cimnet also obtained a large integration channel that was developed by Realtime. This integration channel includes U.S. and international support for the implementation of Infolink and related products.

     At the present time, the development staffs of Cimnet and Realtime have combined resources for the development of one MES product that includes the functionality of both Infolink and previously developed Cimnet products.

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

     INFOLINK: Infolink is a fully integrated MES for batch, continuous and discrete manufacturing processes. It allows companies to build manufacturing facilities that achieve optimum productivity levels through the use of concise information and the integration of related systems. Infolink is able to achieve this without the need for custom code or scripting. It is configured, rather than programmed, so that people with manufacturing experience rather than programming experience can manage and maintain their own installation.

     Infolink has the ability to provide real time manufacturing information to managers, supervisors and operators on the shop floor. The key functionality of the product includes: a) the ability to access relevant production information in real-time, b) work-in-process inventory tracking, c) genealogy and traceability from raw materials to finished goods, d) downtime reporting and monitoring, e) job schedule display and access and f) interfacing to a variety of business systems including ERP integration for synchronization of supply chain systems.

SALES AND MARKETING

     We sell our products primarily through a direct sales force and through relationships with distributors. The sales process generally ranges from one to nine months depending on the level of education prospective customers need regarding the use and benefits of our products. As of December 31, 2000, our direct sales organization consisted of 5 employees.

     A key element of our market penetration strategy is the formation of relationships with database and process control software providers, such as Oracle and Intellution. We believe these relationships increase our market exposure and presence, generate qualified opportunities for us to sell our products and assist us in implementing our products.

     We also have relationships with software and hardware vendors, such as Hewlett Packard and Advanced Systems Design. These relationships are intended to provide Cimnet opportunities to penetrate an emerging market where either additional vertical products or services are needed to secure the sale, or an understanding or expertise in a particular vertical market is needed to sell effectively. As of December 31, 2000, we had 1 employee devoted to developing corporate partnerships and strategic alliances.

TRAINING/IMPLEMENTATION

     We offer to our customers both classroom and on-site training as well as general courses in statistical process control, distributed numerical control, document management and accounting as they relate to the use of our software. We employ trainers to teach these courses and have created multi-media compact disks to provide our customers training alternatives.

     We provide to our customers complete installation services for all of our software, as well as consulting services for installing and configuring computers and networks purchased from third parties. As of December 31, 2000, we had [7] employees dedicated to providing training and implementation services. These employees often work closely with the staffs of third-party systems integrators to train their consultants in the implementation of our software. A typical implementation engagement lasts one to four weeks and involves the planning, configuration, testing and implementation of the products. These services are generally billed on a time and project basis. We believe that these implementation projects not only help ensure a company's success with our products, but also allow our systems engineers to gain industry-specific knowledge that can be leveraged in future projects and products.

     Our customers have a choice of support options depending on the level of service desired. We maintain a technical support hotline staffed by engineers from 8:00 a.m. to 5:00 p.m., Eastern time, Monday through Friday, from its corporate headquarters in Robesonia, Pennsylvania. As of December 31, 2000, Cimnet had 8 technical support engineers.

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

     As of December 31, 2000, we had 7 employees engaged in research and development activities. Cimnet's research and development expenditures for the fiscal years 1999 and 2000, were $793,147 and $921,886, respectively. We expect to continue to commit significant resources to research and development in the future. To date, all research and development expenses have been expensed as incurred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

EMPLOYEES

     As of December 31, 2000, we had 22 employees, including 7 in new software design development and testing; 8 in customer service, technical support, and implementation; 4 in sales and marketing; and 3 in operations and order processing.

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

     Western Tech never engaged in an active trade or business. On October 15, 1996, the board of directors determined that Western Tech should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. Western Tech then began to consider and investigate potential business opportunities. The management of Western Tech commenced a proactive review of all potential business opportunities by means of their personal contacts and prior experience.

     As of December 30, 1998, Western Tech, Cimnet, Inc. ("Cimnet") and Cimnet Acquisition Corp. ("Cimnet Acquisition"), a subsidiary of Western Tech, entered into an Agreement and Plan of Merger, pursuant to which Cimnet Acquisition merged with and into Cimnet (the "Merger") on March 2, 1999. The merger was accounted for as a reverse acquisition followed by a recapitalization. As a result of the Merger:

     o    Cimnet became a wholly owned subsidiary of Western Tech;
     o the stockholders of Cimnet became the beneficial owners of an aggregate of 4,430,000 shares of the Western Tech's common stock or 85.5% of the total shares of the common stock outstanding; and
     o the existing members of the Board of Directors of Western Tech resigned and a new board of directors was appointed consisting of John
          D. Richardson, David Birk and Andrew Roosevelt.

     Previously, Messrs. Zennith S. Merrit and Thomas M. Hockaday were the directors of Western Tech. Also, as a result of the Merger, Mr. Richardson became the beneficial owner of 3,645,000 shares of Western Tech common stock, or approximately 71% of the shares of common stock outstanding. On June 8, 1999, a majority of the Western Tech's stockholders approved a change in corporate domicile from Wyoming to Delaware by merging Western Tech with and into Cimnet. As a result, as of June 22, 1999 Western Tech became a Delaware corporation, its name changed to Cimnet, Inc. and the symbol for our common stock on the OTC Bulletin Board changed to "CIMK".

     In addition to other information in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

     WE HAVE INCURRED SUBSTANTIAL LOSSES AND WE MAY NOT BE PROFITABLE IN THE FUTURE. During the fiscal year ended December 31, 2000, we reported a net loss of $648,662. However, during the fiscal year ended December 31, 1999, we reported a net profit of $88,637. We cannot be certain that we will become profitable in the future. Failure to achieve continued profitability within the timeframe expected by investors may adversely affect the market price of our common stock. As a result of accumulated operating losses, at December 31, 2000 we had an accumulated deficit of $1,252,599.

     OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE BECAUSE WE DEPEND ON A SMALL NUMBER OF LARGE ORDERS. We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal period could be materially adversely affected if we are unable to complete one or more substantial license sales planned for that period. From time to time, we have customers that account for more than 10% of our total revenue during a fiscal quarter. In addition, the purchase and implementation of our products typically involve a significant cost to our customers, including the purchase of related hardware and software, as well as training and integration costs. These implementations also include substantial commitment of resources by our customers or their consultants over an extended period of time. As a result, our sales cycle is relatively long.

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

     WE HAVE A LIMITED NUMBER OF PRODUCTS AND WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS OR ENHANCE EXISTING PRODUCTS ON A TIMELY BASIS. Although we sell a variety of hardware and software products, the bulk of our revenues are concentrated in the CIMNET family of products for industrial automation applications. We introduced the initial version of CIMNET Folders in September, 1994. Revenues from the family of products have grown rapidly representing over 58%, 33% and 22% of the Company's total revenues during 1998, 1999 and 2000, respectively. We expect that revenues from these products will continue to account for a substantial portion of our revenues. The life cycles of our products are difficult to estimate due in large measure to the relatively recent emergence of the market for our products, the future effect of product enhancements and future competition. Declines in demand for these products, whether as a result of competition, technological change or otherwise, or price reductions would have a material adverse effect on the Company's operating results.

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

     In June 1992, our predecessor company, J.N.L. Industries, Inc. registered the Cimnet trademark with the U.S. Patent and Trademark Office for International Class 9. In order to maintain the effectiveness of a trademark registration, the Patent and Trademark Office requires that an affidavit be filed with the Patent and Trademark Office within the fifth year following registration confirming continued use of the trademark. We failed to file an affidavit in 1997, and therefore, our registration of the Cimnet trademark lapsed. However, in August 1999, we filed another application with the Patent and Trademark Office for the Cimnet trademark, and anticipate, obtaining acceptance of our registration of the trademark in the near future. [UPDATE]

     WE MAY LOSE ACCESS TO THIRD-PARTY TECHNOLOGY USED IN OUR PRODUCTS. We incorporate into our products technology licensed from third parties, such as Oracle Corp. The loss of access to this technology could result in delays in the development and introduction of new products or enhancements until equivalent or replacement technology could be accessed, if available, or developed internally, if feasible. These delays could have a material adverse effect on our business, operating results and financial condition. It is possible that technology from others will not be available to us on commercially reasonable terms, if at all.

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

ITEM 3.  LEGAL PROCEEDINGS.

     Except as set forth below, the Company has not been and is presently not a party to any material legal proceedings:

     Lyle-Kearsley Systems, Inc. ("LKS"), a former supplier of software to the Company, filed an action against the Company in the United States District Court for the Eastern District of Virginia, entitled, LYLE-KEARSLEY SYSTEMS, INC. V. ADVANCED SYSTEMS & DESIGNS, INC. AND CIMNET, INC., Case No. 00-1091-A. In its complaint, LKS asserted a variety of claims including breach of contract; conspiracy with another distributor, Advanced Systems & Design, Inc., to injure LKS' business; tortious interference with LKS' business and contacts; fraud; false designation; civil RICO; copyright infringement; and conversion. The Company asserted counterclaims against LKS based on LKS' own breach of the contract and tortious conduct. The dispute was settled by the parties in February 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our shares of Common Stock were quoted since May 28, 1998 on the OTC Bulletin Board under the symbol "WTNR" and since July 2, 1999 under the symbol "CIMK". However, the trading market for our Common Stock is extremely limited.

     The following table sets forth the range of high and low bid quotations for our Common Stock, for the two year period ended December 31, 2000 as reported by the OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. In the future, the trading volume of our common stock may be extremely limited (or non-existent). As a result, the liquidity of an investment in our common stock may be adversely affected.

                                        Common Stock
                       High     Low                               High    Low
                       ----     ---                               ----    ---
2000                                        1999
- ----                                        ----

Quarter ended                               Quarter ended
March 31, 2000         $4.50    $1.50       March 31, 1999        $0.06   $0.06

Quarter ended                               Quarter ended
June 30, 2000          $3.00    $1.62       June 30, 1999         $2.00   $0.06

Quarter ended                               Quarter ended
September  30, 2000    $1.62    $0.88       September 30, 1999    $2.00   $0.75

Quarter ended                               Quarter ended
December 31, 2000      $0.88    $0.25       December 31, 1999     $1.50   $1.12

     On March 28, 2001, the final quoted prices as reported by the OTC Bulletin Board was $1.03 for each share of Common Stock. As of March 28, 2001, there were 6,143,131 shares of Common Stock outstanding, held of record by approximately 111 record holders.

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

OPERATIONS
YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net Sales for the year ended December 31, 2000 decreased by 12.4% or $432,597 over net sales for the year ended December 31, 1999. This decrease is due to the drop of a product line in 2000 and a temporary industry slow down in the sales of manufacturing software .

Costs of goods sold for 2000 were $448,921 compared to $635,828 for 1999, a decrease of $186,907 or 29.4%. This decrease in costs of goods sold is related to decrease in net sales of 12.4% and an increase in software sales with a greater margin of profit.

Gross Profit for 2000 was $2,593,740, compared to $2,839,430 for 1999, a decrease of $245,690 or 8.7%. This decrease is due to the overall decrease in sales.

Selling, general and administrative expenses for 2000 were $2,232,648 or 73.4 % of net sales, and total R&D expenses were $921,886 or 30.3 % of net sales compared to selling, general and administrative expenses of $1,866,682 or 53.7% of net sales and total R&D expenses were $793,147 or 22.8% of net sales for 1999. The increase in selling, general and administrative expenses as well as in R&D expenses, both in total and as a percentage of net sales is due to an overall decrease in sales combined with the absorption of additional expenses related to the acquisition of Real Time Information Systems in April of 2000.

Loss from operations for 2000 was ($694,612) compared to an income of $179,601 in 1999, a decrease of $874,213. This decrease in operating income is the combined result of decrease in sales, increase in selling, general and administrative expenses due to absorption of additional expenses related to the acquisition of Real Time Information Systems in April of 2000 and the amortization of the 2.7 million goodwill over 15 years.

Interest expense for 2000 was $21,357 or 0.7% of net sales compared to 36,198 or 1.0% of net sales for 1999. The decrease is due to management's efforts to reduce debt. Net loss for 2000 was ($648,662) or (0.11) per share as compared to income of $88,637 or $0.02 per share for 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net Sales for the year ended December 31, 1999 increased by 8.9% or $283,533 over net sales for the year ended December 31, 1998. This increase resulted from an introduction of new software products at the end of 1998.

Costs of goods sold for 1999 were $635,828 compared to $529,705 for 1998, an increase of $106,123 or 20.0%. This increase in costs of goods sold is related to increase in net sales of 8.9% and to sales of 3rd party products with smaller margins of profit. The sales of 3rd party products began in the third quarter of 1998 and was discontinued late in 1999.

Gross Profit for 1999 was $2,839,430, compared to $2,662,020 for 1998, an increase of $177,410 or 6.7%. This increase is due to the overall increase in sales.

Selling, general and administrative expenses for 1999 were $1,866,682 or 53.7 % of net sales, and total R&D expenses were $793,147 or 22.8% of net sales compared to selling, general and administrative expenses of $1,680,989 or 52.7% of net sales and total R&D expenses were $981,065 or 30.7% of net sales for 1998. The decrease in R&D expenses is due to a reduction of salaries as a result of the discontinuation of Suite 2K product line.

Income from operations for 1999 was $ 179,601 compared to an income of $16 in 1998, an increase of $179,585. This increase in operating income is primarily the result of overall increase in sales while keeping operating costs down.

Interest expense for 1999 was $36,198 or 1.0% of net sales compared to 47,933 or 1.5% of net sales for 1998. The decrease is due to management's efforts to reduce debt.

Net income for 1999 was $88,637 or 0.02 per share as compared to loss of ($27,050) or ($0.01) per share for 1998.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had current assets of $594,380 compared to $761,780 at December 31, 1999. This decrease is due to a decrease in accounts receivable resulting from a decrease in 4th quarter sales over the prior year. Current liabilities increased by $226,956 from 1999 to 2000. This increase is due to an increase in line of credit to subsidize the limited cash flow. The Company believes that its anticipated sales for the 1st quarter of 2001 will increase its cash, and accounts receivable.

At December 31, 1999, the Company had current assets of $761,780 compared to $835,573 at December 31, 1998. This decrease is due to a decrease in accounts receivable resulting from a decrease in 4th quarter sales over the prior year and elimination of work in process. Current liabilities decreased by $197,940 from 1998 to 1999. This decrease is due to positive cash flow. The Company believes that its existing cash, accounts receivable, and anticipated revenues will be sufficient to meet its liquidity and cash requirements for the next twelve months.

OPERATING ACTIVITIES

Cash provided by (used in) operations for fiscal 2000 and 1999 was ($159,476) and $450,791, respectively. The decrease in cash provided by operations in 2000 was due to net loss of ($648,662) for the year.

Cash provided by (used in) operations for fiscal 1999 and 1998 was $450,791 and $(158,044), respectively. The increase in cash provided by operations in 1999 was due to a decrease in accounts receivable of $118,692 and an increase in net income of $115,687.

INVESTING ACTIVITIES

Investing activities consumed $21,747 and $35,251 and $77,307 in 2000, 1999 and 1998, respectively, for purchases of capital assets.

FINANCING ACTIVITIES

During fiscal 2000, net cash provided by financing activities was $120,430 compared to net cash used in financing activities of ($378,301) in 1999, an increase of $498,731 in cash provided from financing activities. In 2000, the Company borrowed $163,508 from its line of credit compared with 1999's repayment of $254,000 on its line of credit.

During fiscal 1999, net cash used in financing activities was ($378,301) compared to net cash provided by financing activities of $240,196 in 1998, a decrease of $618,497 in cash provided from financing activities. In 1999, the Company repaid $254,000 on its line of credit compared with 1998's increase in the line of credit by $71,902 and proceeds from stock issuances of $225,098.

CAPITAL RESOURCES

The Company has certain credit facilities with its bank including a line of credit. As of December 31, 2000, the Company had $24,355 of unused credit available on its line of credit. The Company is current with all its obligations to its bank and has met all financial covenants in its loan documents.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT.

     Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                     PART IV

ITEM 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibits

3.01*    Certificate of Incorporation of Cimnet.
3.02*    By-laws, as amended, of Cimnet.
4.01*    Specimen Certificate for shares of Cimnet's Common Stock.
10.01*   1999 Stock Plan.
10.02*   Lease Agreement for the executive offices of Cimnet.
10.03* Stock Purchase Agreement dated as of April 14, 2000, by and among Cimnet and the Sellers identified therein.
10.04* Employment Agreement between Cimnet and Ian Stone, dated as of April 14, 2000.
10.05* Employment Agreement between Cimnet and Anthony Crouch, dated as of April 14, 2000.
21.01    Subsidiaries of the Company.

- ---------------

*Previously filed with the Securities and Exchange Commission

(b) Reports on Form 8-K

     None.

                        CONSOLIDATED FINANCIAL STATEMENTS
                       AND REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

                                  CIMNET, INC.

                           DECEMBER 31, 2000 AND 1999

                                 C O N T E N T S

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            3


FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                          4

         CONSOLIDATED STATEMENTS OF OPERATIONS                                5

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY            6

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders
Cimnet, Inc.

     We have audited the accompanying consolidated balance sheets of Cimnet, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cimnet, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Philadelphia, Pennsylvania
January 22, 2001

                                  Cimnet, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE A - NATURE OF BUSINESS

     Cimnet, Inc. (the Company) is in the business of the development, sale, and maintenance of computer integrated manufacturing software. The Company also is engaged in the resale of hardware that is incidental to the operation of its software products. The Company's software is a manufacturing execution system, which enables factories to monitor work flows and manufacturing processes. The Company's office is located in Robesonia, Pennsylvania, and the Company has sales throughout the United States. Credit is granted on terms that the Company establishes for individual customers.

NOTE B - BASIS OF PRESENTATION

     On April 14, 2000, the Company acquired Realtime Information Systems, PTY (Realtime) an Australian company engaged in the business of creating and developing software for shop floor control. Under the terms of the Purchase Agreement, the Company acquired all of the outstanding capital stock of Realtime in exchange for payment by the Company of $10,000 and the issuance of 1,194,131 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting. The Company recorded $2,676,387 of goodwill as a result of the acquisition. The consolidated financial statements include the accounts of the Company and the Company's wholly-owned subsidiary, Realtime Information Systems. They include the operations of Realtime for the period from April 14, 2000 through December 31, 2000. All material intercompany balances have been eliminated.

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

     Under accounting principles generally accepted in the United States of America, the Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by the Company for the net monetary assets of Western Technology, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill intangible is recorded. Under reverse takeover accounting, the post reverse-acquisition comparative historical financial statements of the "legal acquirer" (Western Technology), are those of the "legal acquiree" (Cimnet) (i.e. the accounting acquirer).

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

                                  Cimnet, Inc.

                           December 31, 2000 and 1999

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  REVENUE RECOGNITION

     The Company generates revenue principally from the following sources:

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

         The Company has adopted the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2, Software Revenue Recognition, as well as the SEC staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. The adoption did not have a material effect on the Company's financial statements.

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

     4.  GOODWILL

     Goodwill is amortized, using the straight-line method, over fifteen years. Amortization expense for the year ended December 31, 2000 amounted to $133,818.

                                   (Continued)

                                  Cimnet, Inc.

                           December 31, 2000 and 1999

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     5.  INCOME TAXES

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

     6.  NET INCOME (LOSS) PER COMMON SHARE

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

     7.  STOCK OPTIONS

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

     8.  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   (Continued)

                                  Cimnet, Inc.

                           December 31, 2000 and 1999

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     9.  SOFTWARE DEVELOPMENT COSTS

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

     Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased, or otherwise marketed are charged to expense as research and development until the technological feasibility of the product has been established. Costs incurred after technological feasibility have been established for software development, maintenance, and product enhancements and acquisition costs are included in cost of goods sold.

     10. ADVERTISING COSTS

     The Company expenses the cost of advertising the first time advertising takes place, except for prepaid advertising. Prepaid advertising consists principally of the costs of developing advertising materials including sales literature and catalogs. These costs are expensed on a monthly basis over the estimated useful life of the materials, generally over 12 to 24 months. At December 31, 2000 and 1999, $2,206 and $2,765 of advertising costs, respectively, were included in prepaid expenses. Advertising expense for the years ended December 31, 2000 and 1999, was $77,771 and $87,094, respectively

     11. SEGMENT REPORTING

     In 1998, the Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. This statement redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about the Company's operating segments. Under current conditions, the Company is reporting one segment.

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

                                                       Useful lives        2000          1999
                                                      --------------     --------      --------

     Furniture, fixtures and equipment                3 to 10 years      $486,184      $455,440
     Leasehold improvements                           7 to 40 years       171,858       171,858
     Computer software                                3 to  5 years        16,302        15,545
                                                                         --------      --------
                                                                          674,344       642,843
     Less accumulated depreciation and amortization                       480,125       410,746
                                                                         --------      --------
                                                                         $194,219      $232,097
                                                                         ========      ========

                               (Continued)

                                  Cimnet, Inc.

                           December 31, 2000 and 1999

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following at December 31:

                                                         Useful
                                                          lives         2000       1999
                                                      -------------   --------   --------

     Furniture, fixtures and equipment                3 to 10 years   $486,184   $455,440
     Leasehold improvements                           7 to 40 years    171,858    171,858
     Computer software                                3 to  5 years     16,302     15,545
                                                                      --------   --------
                                                                       674,344    642,843
     Less accumulated depreciation and amortization                    480,125    410,746
                                                                      --------   --------
                                                                      $194,219   $232,097
                                                                      ========   ========

     Depreciation and amortization related to property and equipment amounted to $66,372 and $78,842 for the years ended December 31, 2000 and 1999, respectively.

NOTE E - INCOME TAXES

     The provision for income taxes was as follows:

                                                         Year ended December 31,
                                                         ----------------------
                                                            2000         1999
                                                         ----------   ---------
     Federal
          Current                                        $ (63,043)   $  63,075
          Deferred                                           5,569      (25,994)
     State
          Current                                          (10,433)      21,814
          Deferred                                             600       (4,129)
                                                         ---------    ---------
                                                         $ (67,307)   $  54,766
                                                         =========    =========

     The net deferred tax asset consists of the following:

                                                         Year ended December 31,
                                                         ----------------------
                                                            2000         1999
                                                         ----------   ---------

     Net operating loss carryforward                     $ 179,382    $      --
     Deferred compensation                                  31,172       37,194
     Accrued vacation                                       15,782       15,929
                                                         ---------    ---------
                                                           226,336       53,123
     Valuation allowance                                  (179,382)          --
                                                         ---------    ---------

          Total net deferred tax asset                   $  46,954    $  53,123
                                                         =========    =========

                                   (Continued)

                                  Cimnet, Inc.

                           December 31, 2000 and 1999

NOTE E - INCOME TAXES - Continued

     The Company has loss carryforwards expiring in 2020 totaling $179,382 that may be offset against future taxable income.

NOTE F - LINE OF CREDIT

     The Company has a $600,000 line of credit with a bank subject to borrowing base formula and $100,000 "out of formula" available. Interest is payable monthly at the bank's prime interest rate plus .75%. The amount outstanding at December 31, 2000 and 1999, was $208,500 and $44,992, respectively. The line of credit expires annually on April 30. The line of credit is collateralized by a first lien security interest in all business assets, a second lien mortgage on real estate owned by the shareholders, an unlimited surety agreement with the shareholders, and assignment of a life insurance policy on the principal shareholder in the amount of $500,000.

NOTE G - LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:

                                                                           2000      1999
                                                                          -------   -------
     Capital lease obligations for various equipment; interest
          rate imputed at rates ranging from 15.5% to 19.63%; payable in monthly installments ranging from $235 to $872 through
          May 2003; collateralized by the equipment under capital lease   $11,842   $29,355
                                                                          -------   -------
                                                                           11,842    48,566
     Less current portion                                                   8,558    38,368
                                                                          -------   -------

                                                                          $ 3,284   $10,198
                                                                          =======   =======

     Future minimum payments required under the lease obligation at December 31, 2000, are as follows:

     2001                                      $ 9,796
     2002                                        2,819
     2003                                          940
                                               -------
     Total minimum lease payments               13,555
     Less amount representing interest           1,713
                                               -------

     Present value of minimum lease payments   $11,842
                                               =======


     Interest expense for the years ended December 31, 2000 and 1999, was $21,357 and $36,198, respectively.

                                  Cimnet, Inc.

                           December 31, 2000 and 1999

NOTE H - EARNINGS PER SHARE

     The Company's calculation of earnings per share in accordance with SFAS No. 128 is as follows:

                                                                   December 31, 2000
                                                     ----------------------------------------
                                                                      Weighted
                                                        Loss       average shares   Per share
                                                     (numerator)    (denominator)     amount
                                                     -----------    -------------    --------
     Basic and diluted loss per share
          Net loss available to common shareholders   $(648,662)      5,750,552      $   0.11
                                                      =========       =========      ========

     Options and warrants to purchase 865,000 shares of common stock with exercise prices ranging from $0.05 to $1.50 per share were not included in the computation of 2000 net loss per share due to the net loss incurred in
     2000.
                                                                     December 31,1999
                                                        ----------------------------------------
                                                                         Weighted
                                                          Income      average shares    Per share
                                                        (numerator)    (denominator)     amount
                                                        -----------    -------------    --------
     Basic earnings per share
          Net income available to common stockholders   $  88,637        4,968,722      $   0.02

     Effect of dilutive securities
          Options                                              --          153,291            --
                                                        ---------        ---------      --------

     Diluted earnings per share
          Net income available to common stockholders
              plus assumed conversions                  $  88,637        5,122,013      $   0.02
                                                        =========        =========      ========

NOTE I - RELATED PARTY TRANSACTIONS

     The Company is affiliated with High Printing and Graphics, Inc. The Company's President owns a 50% interest in High Printing and Graphics, Inc. During the years ended December 31, 2000 and 1999, the Company conducted transactions with the related party which were immaterial, both individually and in the aggregate.

     The Company rents space from the Company's shareholders on a month-to-month basis. Rent expense for 2000 and 1999 relating to this arrangement was $90,000.

     The total rental expense, which includes various operating leases that have future minimum rental commitments, included in the income statements for the years ended December 31, 2000 and 1999, was $109,277 and $105,013, respectively.

NOTE J - EMPLOYEE DEFERRED SALARY PLAN

     The Company has an employee savings plan subject to the provisions of
     Section 401(k) of the Internal Revenue Code. Under the terms of the plan, the Company will match 25% of the participant's contribution, up to 6% of the participant's compensation. The total Company contributions included in the income statements for the years ended December 31, 2000 and 1999, were $17,871 and $15,883, respectively.

                                  Cimnet, Inc.

                           December 31, 2000 and 1999

NOTE K - STOCKHOLDERS' EQUITY

     On October 12, 1999, the Board of Directors voted to repurchase a total of 251,000 shares of its common stock at a price of $1.37 per share in exchange for the cancellation of $303,731 owed by the President to the Company and the receipt of a payment of $40,139.

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

     In January 1998, the Company granted one of its officers 50,000 options to purchase the Company's stock at $0.05 per share. The difference between the fair market value of the stock and the stock option price of $55,000 will be recorded over the vesting period of the options. Compensation expense charged to operation during 1998 was $18,333. These options were cancelled in May, 1999 due to the resignation of the employee.

NOTE L - STOCK OPTION PLAN

     On June 8, 1999, the stockholders approved the adoption of the 1999 stock option plan (the 1999 Plan). The purpose of the 1999 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants, and independent contractors of the Company, may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock, in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors. A total of 1,000,000 shares of common stock have been made available. The options under this plan vest over a five year period, in 20% increments on each successive anniversary of the date of the grant.

     At December 31, 2000, 865,000 options have been granted of which 725,000 have been granted below the market price. Compensation expense related to these options (Directors' options) was $79,116 and $22,400 for the years ended December 31, 2000 and 1999, respectively. In November 1999, the Company entered into an agreement with a financial advisor firm in which a total of 100,000 options (consulting options) were granted and vested immediately. Consulting expense of $0 and $72,000 was recognized for the years ended December 31, 2000 and 1999, respectively, for the consulting options.

     Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share of common stock would have been reduced to the pro forma amounts indicated below.

                                                                                       2000          1999
                                                                                   -----------    ----------

     Net income (loss)                                            As reported      $  (648,662)   $   88,637
                                                                  Pro forma           (654,822)       29,781

     Earnings per share of common stock - basic                   As reported            (0.11)         0.02
                                                                  Pro forma              (0.11)         0.01

     Earnings per share of common stock - diluted                 As reported            (0.11)         0.02
                                                                  Pro forma              (0.11)         0.01

                                   (Continued)

                                  Cimnet, Inc.

                           December 31, 2000 and 1999

NOTE L - STOCK OPTION PLAN - Continued

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2000 and 1999: dividend yield of -0-% for both years, expected volatility of 120% and 62%, the average risk-free interest rate of 6.47% and 6.158% for 2000 and 1999; and expected lives of
     8.94 years and 2.6 years for the directors and consulting options, respectively.

     A summary of the status of the 2000 plan as of December 31, 2000 and 1999, is presented below:

                                                    2000                     1999
                                            ---------------------    --------------------
                                                        Weighted                 Weighted
                                                         average                  average
                                                        exercise                 exercise
                                             Shares       price       Shares       price
                                            --------   ----------    --------    --------

     Outstanding, beginning of year          550,000   $     1.05          --    $     --
          Granted                            315,000         0.49     600,000        1.06
          Forfeited                               --           --     (50,000)       1.25
                                            --------   ----------    --------    --------

     Outstanding, end of year                865,000   $     0.84     550,000    $   1.05
                                            ========   ==========    ========    ========

     Options exercisable at year-end         262,816   $     0.98     100,000    $   1.25
                                            ========   ==========    ========    ========

     Weighted average fair value of
          options granted during the year              $     1.37                $   0.81
                                                       ==========                ========


     The following table summarizes information about nonqualified options outstanding at December 31, 2000 and 1999:

                                  2000                                                  2000
                           Options outstanding                                   Options exercisable
     ----------------------------------------------------------------      -------------------------------
                                         Weighted
                          Number          average                             Number
                       outstanding at    remaining       Weighted          outstanding at     Weighted
        Range of        December 31,     contractual      average           December 31,       average
     exercise prices       2000         life (years)   exercise price           2000        exercise price
     ---------------   --------------   ------------   --------------      --------------   --------------

       $ 0.05             225,000           8.98          $ 0.05                45,973         $ 0.05
         0.75-1.12        520,000           8.83            1.08               112,920           1.10

         1.13-1.50        120,000           1.71            1.29               103,923           1.26
                          -------                                              -------

                          865,000                                              262,816
                          =======                                              =======

                                   (Continued)

                                  Cimnet, Inc.

                           December 31, 2000 and 1999

NOTE L - STOCK OPTION PLAN - Continued

                                          1999                                                          1999
                                   Options outstanding                                           Options exercisable
         ---------------------------------------------------------------------            --------------------------------
                                                 Weighted
                                 Number           average                                     Number
                             outstanding at      remaining         Weighted               outstanding at       Weighted
             Range of         December 31,      contractual         average                December 31,         average
          exercise prices         1999         life (years)     exercise price                 1999         exercise price
          ---------------   ---------------   --------------    --------------            --------------    --------------
           $0.05                 50,000            9.80             $0.05                          --          $    --
            1.12 - 1.25         500,000            8.32              1.15                     100,000             1.25
                                -------                                                       -------

                                550,000                                                       100,000
                                =======                                                       =======


NOTE M - COMMITMENTS AND CONTINGENCIES

     The Company leases various office equipment, which are classified as operating leases. The following is a schedule by years of minimum rental payments under such operating leases that expire at various dates through 2004.

     Years ending December 31,

              2001                             $    18,920
              2002                                  18,607
              2003                                  18,607
              2004                                  10,539
                                               -----------

                                               $    66,673
                                               ===========


     Cimnet, Inc. is involved in ordinary and routine litigation incidental to its business. The Company is not party to any pending legal proceedings that, in the opinion of management, would have a material adverse effect on the results of its operations or financial position.

NOTE N - CONCENTRATION OF RISK

     The Company currently purchases a significant portion, in the amount of 33% and 36% as of December 31, 2000 and 1999, respectively, of its inventory from one supplier. Management believes that other suppliers could provide inventory on comparable terms. A change in suppliers, however, could cause delays adversely affecting operating results.

NOTE O - SUBSEQUENT EVENT

     The Company settled a lawsuit in January 2001 with a former vendor of the Company. The financial statements include an accrual for $75,000 for the full amount of the settlement.

                                  Cimnet, Inc.

                           December 31, 2000 and 1999

NOTE P - QUARTERLY FINANCIAL INFORMATION

     The following is a summary of income statement information by quarter for the year ended December 31, 2000:

                              1st quarter  2nd quarter  3rd quarter  4th quarter
                              -----------  -----------  -----------  -----------

     Net sales                 $ 719,884    $ 939,839    $ 667,246    $ 715,692
     Cost of goods sold          144,784      116,073       78,956      109,108
                               ---------    ---------    ---------    ---------

          Gross profit           575,100      823,766      588,290      606,584

     SG&A                        487,362      668,692      475,859      600,735
     R&D                         225,736      215,177      252,435      228,538
     Amortization of goodwill         --       44,606       44,606       44,606
                               ---------    ---------    ---------    ---------

          Operating (loss)      (137,998)    (104,709)    (184,610)    (267,295)

     Interest expense              4,108        9,092        3,198        4,959
     Income taxes (benefit)           --           --           --      (67,307)
                               ---------    ---------    ---------    ---------

          Net (loss)           $(142,106)   $(113,801)   $(187,808)   $(204,947)
                               =========    =========    =========    =========

                                                                              December 31, 2000
                                                               ---------------------------------------------
                                                                                Weighted
                                                                 Income       average shares      Per share
                                                               (numerator)     (denominator)       amount
                                                               -----------     -------------    ------------
     Basic earnings per share
          Net income (loss) available to common stockholders   $ (708,691)      $5,750,552        $  (0.13)

     Effect of dilutive securities
          Options                                                      --          431,381              --
                                                               ----------       ----------        --------

     Diluted earnings per share
          Net income available to common stockholders
              plus assumed conversions                         $ (708,691)      $6,181,933        $  (0.12)
                                                               ==========       ==========        ========

                                  Cimnet, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                                 2000           1999
                                                                              -----------    -----------
Cash flows from operating activities
  Net (loss) income                                                           $  (648,662)   $    88,637
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities
  Depreciation and amortization                                                   200,190         78,842
  Non-cash charitable contribution                                                  3,245             --
  Allowance for future returns                                                      8,711         (7,230)
  Employee stock options                                                           79,116         22,400
  Consulting stock options                                                             --         72,000
  (Increase) decrease in assets
    Accounts receivable                                                           158,572        118,692
    Inventories                                                                   (20,144)        53,691
    Deferred tax asset                                                              6,169        (30,123)
    Prepaid expenses                                                              (21,529)       (23,998)
  Increase (decrease) in liabilities
    Accounts payable                                                               46,967          7,822
    Accrued expenses                                                               77,210         18,977
    Deferred income                                                                (9,298)        51,081
    Due to a related party                                                        (40,023)            --
                                                                              -----------    -----------

        Net cash (used in) provided by operating activities                      (159,476)       450,791

Cash flows from investing activities
  Purchase of property and equipment                                              (22,736)       (35,251)
  Cash acquired through acquisition                                                   989             --
                                                                              -----------    -----------

        Net cash used in investing activities                                     (21,747)       (35,251)
                                                                              -----------    -----------

Cash flows from financing activities
  Net proceeds from (payments on) line of credit                                  163,508       (254,000)
  Principal payments on long-term borrowings                                      (43,078)       (99,183)
  Proceeds from (payments on) issuance of common stock, net                            --        (25,000)
  Net advances to shareholder                                                          --           (118)
                                                                              -----------    -----------

        Net cash provided by (used in) financing activities                       120,430       (378,301)
                                                                              -----------    -----------

        NET (DECREASE) INCREASE IN CASH                                           (60,793)        37,239

Cash at beginning of year                                                          68,744         31,505
                                                                              -----------    -----------

Cash at end of year                                                           $     7,951    $    68,744
                                                                              ===========    ===========

Supplemental disclosures of cash flow information
  Cash paid during the year for
    Interest                                                                  $    19,608    $    38,939
                                                                              ===========    ===========
    Income taxes                                                              $    10,146    $   103,850
                                                                              ===========    ===========
  Noncash transactions

    Issuance of employee stock options                                        $   289,108    $   112,000
                                                                              ===========    ===========

    Issuance of consulting stock options                                      $        --    $    72,000
                                                                              ===========    ===========

    Expiration of employee stock options                                      $        --         36,667
                                                                              ===========    ===========

    Stock purchase of 251,000 shares of common stock for cancellation of
      shareholder receivable ($303,731) and additional amount due ($40,141)   $        --    $   343,871
                                                                              ===========    ===========

    Stock purchase of shares of common stock of Real Time Information
      Systems for 1,194,131 shares of common stock ($2,686,676) and
        additional amount due ($10,000)                                       $ 2,696,794    $        --
                                                                              ===========    ===========

    Acquired equipment under capital lease                                    $     6,354    $        --
                                                                              ===========    ===========

        The accompanying notes are an integral part of these statements.

                                  Cimnet, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


            ASSETS                                                           2000           1999
                                                                          -----------    -----------
CURRENT ASSETS
  Cash                                                                    $     7,951    $    68,744
  Accounts receivable, net of allowance of $16,975 and
    $25,686 at December 31, 2000 and 1999, respectively                       345,924        488,035
  Inventories                                                                  54,958         34,814
  Prepaid expenses                                                            138,593        117,064
  Deferred tax asset                                                           46,954         53,123
                                                                          -----------    -----------

      Total current assets                                                    594,380        761,780
                                                                          -----------    -----------

PROPERTY AND EQUIPMENT, net                                                   194,219        232,097
                                                                          -----------    -----------

GOODWILL, NET                                                               2,542,569             --
                                                                          -----------    -----------

                                                                          $ 3,331,168    $   993,877
                                                                          ===========    ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit                                                          $   208,500    $    44,992
  Current portion of long-term debt                                             8,558         38,368
  Accounts payable                                                            173,889        118,520
  Accrued expenses                                                            150,273         73,063
  Due to related party                                                         10,000         40,023
  Deferred income                                                             538,441        547,739
                                                                          -----------    -----------

      Total current liabilities                                             1,089,661        862,705
                                                                          -----------    -----------

LONG-TERM DEBT, net of current portion                                          3,284         10,198
                                                                          -----------    -----------

STOCKHOLDERS' EQUITY
  Common stock, 15,000,000 shares authorized at $0.0001 par value,
    6,093,131 and 4,899,000 shares issued and outstanding, December 31,
    2000 and 1999                                                                 609            490
  Additional paid-in capital                                                3,789,805        814,021
  Accumulated deficit                                                      (1,252,599)      (603,937)
                                                                          -----------    -----------

      Total stockholders' equity                                            2,537,815        210,574
Less
  Deferred compensation                                                       299,592         89,600
                                                                          -----------    -----------

                                                                            2,238,223        120,974
                                                                          -----------    -----------

                                                                          $ 3,331,168    $   993,877
                                                                          ===========    ===========

        The accompanying notes are an integral part of these statements.

                                  Cimnet, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                         2000           1999
                                                      -----------    -----------

Net sales                                             $ 3,042,661    $ 3,475,258
Cost of goods sold                                        448,921        635,828
                                                      -----------    -----------

    Gross profit                                        2,593,740      2,839,430
                                                      -----------    -----------

Operating expenses
  Selling, general and administrative                   2,232,648      1,866,682
  Research and development                                921,886        793,147
  Amortization of goodwill                                133,818             --
                                                      -----------    -----------
                                                        3,288,352      2,659,829
                                                      -----------    -----------

    Operating (loss) income before interest expense      (694,612)       179,601

Interest expense                                           21,357         36,198
                                                      -----------    -----------

    (Loss) income before income (benefit) tax            (715,969)       143,403

Income (benefit) tax                                      (67,307)        54,766
                                                      -----------    -----------

    NET (LOSS) INCOME                                 $  (648,662)   $    88,637
                                                      ===========    ===========

Net (loss) income per common share - basic            $     (0.11)   $      0.02
                                                      ===========    ===========

Net (loss) income per common share-diluted            $     (0.11)   $      0.02
                                                      ===========    ===========

        The accompanying notes are an integral part of these statements.

                                  Cimnet, Inc.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years ended December 31, 2000 and 1999

                                                      Common Stock           Additional
                                              --------------------------      paid-in      Accumulated     Treasury
                                                 Shares         Amount        capital        deficit         stock
                                              -----------    -----------    -----------    -----------    -----------

Balance at January 1, 1999                      5,150,000    $ 1,036,050    $        --    $  (692,574)   $        --
Reclassification of no par to $0.0001 par
  common stock                                         --     (1,035,535)     1,035,535             --             --
Expiration of stock options                            --             --        (36,667)            --             --
Excess of fair value of stock over exercise
  price of options granted                             --             --        184,000             --             --
Compensation expense                                   --             --             --             --             --
Repayment of shareholder receivable                    --             --             --             --       (303,731)
Purchase of treasury stock                             --             --             --             --        (40,141)
Offering costs                                         --             --        (25,000)            --             --
Retirement of treasury stock                     (251,000)           (25)      (343,847)            --        343,872
Net income                                             --             --             --         88,637             --
                                              -----------    -----------    -----------    -----------    -----------

Balance at December 31, 1999                    4,899,000            490        814,021       (603,937)            --

Excess of fair value of stock over exercise
  price of options granted                             --             --        289,108             --             --
Compensation expense                                   --             --             --             --             --
Purchase of Realtime Information Systems        1,194,131            119      2,686,676             --             --
Net loss                                               --             --             --       (648,662)            --
                                              -----------    -----------    -----------    -----------    -----------

Balance at December 31, 2000                    6,093,131    $       609    $ 3,789,805    $(1,252,599)   $        --
                                              ===========    ===========    ===========    ===========    ===========


                                                Deferred     Shareholder
                                              compensation    receivable       Total
                                              ------------   -----------    -----------

Balance at January 1, 1999                    $   (36,667)   $  (303,731)   $     3,078
Reclassification of no par to $0.0001 par
  common stock                                         --             --             --
Expiration of stock options                        36,667             --             --
Excess of fair value of stock over exercise
  price of options granted                       (184,000)            --             --
Compensation expense                               94,400             --         94,400
Repayment of shareholder receivable                    --        303,731             --
Purchase of treasury stock                             --             --        (40,141)
Offering costs                                         --             --        (25,000)
Retirement of treasury stock                           --             --             --
Net income                                             --             --         88,637
                                              -----------    -----------    -----------

Balance at December 31, 1999                      (89,600)            --        120,974

Excess of fair value of stock over exercise
  price of options granted                       (289,108)            --             --
Compensation expense                               79,116             --         79,116
Purchase of Realtime Information Systems               --             --      2,686,795
Net loss                                               --             --       (648,662)
                                              -----------    -----------    -----------

Balance at December 31, 2000                  $  (299,592)   $        --    $ 2,238,223
                                              ===========    ===========    ===========

         The accompanying notes are an integral part of this statement.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  Robesonia, Pennsylvania
        March 30, 2001

                                  CIMNET, INC.

                                  By: /s/ JOHN D. RICHARDSON
                                      ----------------------
                                      John D. Richardson
                                      Chairman of the Board, Chief Executive
                                      Officer and Chief Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                Title                                    Date
- ---------                -----                                    ----

/s/ JOHN D. RICHARDSON   Chairman of the Board, Chief Executive
- ----------------------   Officer and Chief Accounting Officer     March 30, 2001
John D. Richardson


/s/ DAVID BIRK           Director                                 March 30, 2001
- ----------------------
David Birk

/s/ WILLIAM NYMAN        Director                                 March 30, 2001
- ----------------------
William Nyman