Form 10QSB
period 2001-03-31
CIMNET INC/PA
filed 2001-05-15
CIK 1035901

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________to__________

                         Commission File Number: 022597


                                  CIMNET, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


              DELAWARE                                        52-2075851
----------------------------------------            ----------------------------
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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

The Company has 6,123,131 shares of common stock, par value $.0001 per share, outstanding as of March 31, 2001.

================================================================================

Item 1 - FINANCIAL STATEMENTS

                                  CIMNET, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                  March 31, 2001  December 31, 2000
                                                         (unaudited)
                                                         ------------   -----------------
CURRENT ASSETS
Cash                                                     $      4,740           7,951
Accounts receivable, net of allowance of
  $20,201 and $16,975 at March 31, 2001
  and December 31, 2000, respectively                         383,816         345,924
Inventories                                                   114,649          54,958
Prepaid expenses                                              133,960         138,593
Deferred tax asset                                             46,954          46,954
                                                         ------------    ------------

      Total current assets                                    684,119         594,380


PROPERTY AND EQUIPMENT, NET                                   188,765         194,219

GOODWILL, NET                                               2,497,963       2,542,569
                                                         ------------    ------------
                                                         $  3,370,847    $  3,331,168
                                                         ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit                                           $    141,500    $    208,500
Current portion of long-term debt                               6,772           8,558
Accounts payable                                              146,625         173,889
Accrued expenses                                              115,632         150,273
Due to related party                                           10,000          10,000
Deferred income                                               567,945         538,441
                                                         ------------    ------------
Total current liabilities                                     988,474       1,089,661

LONG-TERM DEBT, net of current portion                          2,192           3,284

STOCKHOLDERS' EQUITY
Common stock, 15,000,000 shares authorized
   at $.0001 par value, 6,123,131 and 6,093,131
   shares issued and outstanding, March 31, 2001
  and December 31, 2000                                           612             609
Additional paid in capital                                  3,837,113       3,789,805
Accumulated deficit                                        (1,178,007)     (1,252,599)
                                                         ------------    ------------
                                                            2,659,718       2,537,815
Less
Deferred compensation                                         279,537         299,592
                                                         ------------    ------------
                                                         $  2,380,181    $  2,238,223
                                                         ------------    ------------
                                                         $  3,370,847    $  3,331,168
                                                         ============    ============

The accompanying notes are an integral part of these statements

                                  CIMNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Three months ended
                                                  -----------------------
                                                  March 31,     March 31,
                                                     2001         2000
                                                  ----------   ----------
Net sales                                         $1,123,532   $  719,884
Cost of goods sold                                   173,094      144,784
                                                  ----------   ----------

       Gross profit                                  950,438      575,100
                                                  ----------   ----------

Operating expenses
Selling, general and administrative                  603,567      487,362
Research and development                             264,583      225,736
                                                  ----------   ----------

                                                     868,150      713,098

       Operating income                               82,288     (137,998)

Non operating interest expense                         7,695        4,108
                                                  ----------   ----------

       Income/(loss) before income tax taxes          74,593     (142,106)

Income taxes                                            --           --
                                                  ----------   ----------

       NET INCOME                                 $   74,593   ($ 142,106)
                                                  ==========   ==========

Net Income per common share - basic and diluted   $     0.01   ($    0.03)
                                                  ----------   ----------

                                  CIMNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    Three Months Ended March 31
                                                    ----------------------------
                                                         2001        2000
                                                      ---------    ---------
Cash flows from operating activities
Net Income (loss)                                     $  74,593    ($142,106)
Adjustments to reconcile net loss to
  net cash (used in)provided by operating
  activities
Depreciation and amortization                            58,430       15,411
Allowance for future returns                              3,226        4,411
Loss on disposal of equipment                             1,889         --
Employee stock options                                   20,055       15,530
Consulting stock options                                 45,811         --
(Increase) decrease in assets
Accounts receivable                                     (41,118)     (88,215)
Inventories                                             (59,691)      (7,537)
Prepaid expenses                                          4,633       13,844
Increase (decrease) in liabilities
Accounts payable                                        (27,264)      45,746
Accrued expenses                                        (34,641)     (14,179)
Deferred income                                          29,504      (64,033)
                                                      ---------    ---------

Net cash (used in) provided by operating activities      75,427     (221,128)
                                                      ---------    ---------

Cash flows from investing activities
Purchase of property and equipment                      (10,260)      (7,826)
                                                      ---------    ---------

Net cash used in investing activities                   (10,260)      (7,826)
                                                      ---------    ---------

Cash flows from financing activities
Net (payments on) proceeds from line of credit          (67,000)     190,008
Principal payments on long-term borrowings               (2,878)     (26,921)
Exercised stock options                                   1,500         --
                                                      ---------    ---------

Net cash provided by (used in) financing activities     (68,378)     163,087
NET (DECREASE) IN CASH                                   (3,211)     (65,867)
Cash at beginning of the period                           7,951       68,744
                                                      ---------    ---------

Cash at end of the period                             $   4,740    $   2,877
                                                      =========    =========


The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31,2000. In the opinion of management, all adjustments (consisting only of normal Recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2 - ACQUISITION OF REALTIME

     On April 14, 2000, Cimnet completed its acquisition of RealTime Information Systems, PTY (Realtime) an Australian company engaged in the business of creating and developing software for shop floor control. Under the terms of the Purchase Agreement, Cimnet acquired all of the outstanding capital of RealTime in exchange for (i) the payment by the Company of a total of $10,000 and (ii) the issuance of 1,194,131 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting. Goodwill resulting from the purchase was $2.7 million and will be amortized over 15 years.

NOTE 3 - NET INCOME PER COMMON SHARE

     Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options, if dilutive, using the treasury stock method.

     The Company's calculation of earnings per share in accordance with SFAS No. 128 for March 31, 2001 is as follows:

                                           Weighted Average
                                  Income        Shares           Per Share
                                (numerator)  (denominator)         Amount
                                -----------     -----------    -----------
Basic earnings per share
     Net income available
     to common stockholders     $    74,593       6,107,131    $      0.01

Effect of dilutive securities
     Options                           --           220,432           --
                                -----------     -----------    -----------
Diluted earnings per share
     Net income available to
     common stockholders plus
     assumed conversions        $    74,593       6,327,563    $      0.01
                                ===========     ===========    ===========

                                  CIMNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Weighted average shares for the three months ended March 31, 2001 and 2000 were 6,107,131 and 4,899,000 shares. A total of 909,569 shares were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.


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

OPERATIONS

Results of operations for the three months ended March 31, 2001.

Net Sales for the three months ended March 31, 2001 increased by 56.1% or $403,648 over net sales for the three months ended March 31, 2000. This increase resulted from an increase in MES (Manufacturing Execution Software) orders.

Costs of goods sold for the first three months of 2001 were $173,094 or 15.4% of net sales compared to $144,784 or 20.1% of net sales for the same period in 2000, a decrease of 4.7%. This decrease in the percentage of costs of goods sold is related to an increase in MES Software and related services orders.

Gross Profit for the first three months of 2001 was $950,438, compared to $575,100 for the first three months of 2000, an increase of $375,338 or 65.3%. This increase is due to an overall increase in sales.

Selling, general and administrative expenses for the first three months of 2001 were $603,567 or 53.7% of net sales, and total R&D expenses were $264,583 or 23.5% of net sales compared to selling, general and administrative expenses of $487,362 or 67.7% of net sales and total R&D expenses of $225,736 or 31.4% of net sales for the first three months of 2000. As a percentage of net sales, both categories of expenses have gone down in 2001, due to the overall increase in sales.

Income from operations for the three months ended March 31, 2001 was $82,288 compared to loss of $137,998 for the three months ended March 31, 2000, an increase in income of $220,286. This is due to the increase in sales of 56.1%.

Interest expense for the first three months of 2001 was $7,695 or 0.01% of net sales, compared to $4,108 or 0.06% of net sales for the first three months of 2000. Even though there is a net increase in the aggregate of $3,587 from first three months of 2000 to first three months of 2001, there is 0.05% decrease as percentage of net sales due to an overall increase in sales in 2001.

Net income for the three months ended March 31, 2001 was $74,593 or $0.01 per share as compared to net loss of ($142,106) or $(0.03) per share for the three months ended March 31,2000.

Liquidity and Capital Resources

At March 31, 2001, the Company had current assets of $684,119 as compared to $594,380 at December 31, 2000. This increase is due to an increase in accounts receivable and inventory. Current liabilities decreased $101,187 from December 31, 2000 to March 31, 2001. This decrease is due to decreased borrowing from the line of credit and a decrease in accrued expenses.

Operating Activities

Cash provided by (used in) operations for the three months ended March 31, 2001 and 2000 was $75,427 and ($221,128), respectively. The increase in cash provided by operations in 2001 was due to net operating income for the three months ended March 31, 2001 which was directly related to an increase in Sales. turnover.

Investing Activities

Investing activities consumed $10,260 and $ 7,826 in 2000 and 1999, respectively, for purchases of capital assets.


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

Financing Activities

Financing activities used $ 68,378 in cash for the three months ended March 31, 2001 compared to $163,087 cash provided for the same period in 2000, an increase of $231,465 in cash used from financing. This increase is due to the Company being able to pay down on their line of credit as a result of the net operating income and increased sales for the period.

Capital Resources

The Company has a line of credit with its bank. As of March 31, 2001, the Company had approximately, $152,506 of unused credit available on its line of credit, subject to borrowing base formula. The Company has met all financial covenants in its loan documents.

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

Item 1 - LEGAL PROCEEDINGS.

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

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

  a.     Exhibits

         Exhibit 27.1     Financial Data Schedule

  b. Reports on Form 8-K. The Registrant filed the following Reports on Form 8-K during the quarterly period ended March 31, 2001:

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  May 10, 2001
        Robesonia, PA

                                 Cimnet, Inc.

                                 BY: /s/ JOHN D. RICHARDSON
                                 --------------------------
                                 John D. Richardson

                                 Chairman of the Board, Chief Executive Officer and Chief Accounting Officer