Form 10QSB
period 2001-06-30
CIMNET INC/PA
filed 2001-08-10
CIK 1035901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

The Company has 6,182,321 shares, value $.0001 per share, outstanding as of August 8, 2001.

ITEM 1 - FINANCIAL STATEMENTS

CIMNET, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS                                         June 30, 2001    December 31,2000
                                               -------------    ----------------
                                                         (Unaudited)
CURRENT ASSETS
Cash                                            $ 1,154,165       $     7,951
Accounts receivable, net of allowance
of $41,404 and $16,975 at June 30, 2001
  and December 31, 2000, respectively               788,182           345,924
Inventories                                          78,872            54,958
Prepaid expenses                                     85,964           138,593
Deferred tax asset                                  106,799            46,954
                                                -----------       -----------

         Total current assets                     2,213,982           594,380

PROPERTY AND EQUIPMENT, NET                         201,360           194,219

Goodwill                                          2,453,357         2,542,569
                                                -----------       -----------
                                                $ 4,868,699       $ 3,331,168
                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit                                  $        --       $   208,500
Current portion of long-term debt                     2,493             8,558
Accounts payable                                    358,870           173,889
Accrued expenses                                    583,519           150,273
Due to related parties                               10,000            10,000
Deferred income                                     564,721           538,441
                                                -----------       -----------

Total current liabilities                         1,519,603         1,089,661

LONG-TERM DEBT, net of current portion                1,952             3,284

STOCKHOLDERS' EQUITY
Common stock, 15,000,000 shares
At $.0001 par value, 6,151,702 and 6,093,131
Shares issued and outstanding, June 30, 2001
  and December 31, 2000                                 615               609
Additional paid-in capital                        3,918,312         3,789,805
Accumulated deficit                                (312,301)       (1,252,599)
                                                -----------       -----------

                                                  3,606,626         2,537,815
Less
Deferred compensation                               259,482           299,592
                                                -----------       -----------
                                                $ 3,347,144         2,238,223
                                                -----------       -----------
                                                $ 4,868,699         3,331,168
                                                ===========       ===========


        The accompanying notes are an integral part of these statements.

CIMNET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                                                 Three months ended            Six months ended
                                                      June 30,                     June 30,
                                             -------------------------    -------------------------
                                                 2001          2000           2001          2000
                                             -----------   -----------    -----------   -----------

Net sales                                    $ 3,165,670   $   939,839    $ 4,289,202     1,659,723
Cost of goods sold                               585,175       116,073        758,270       260,857
                                             -----------   -----------    -----------   -----------
     Gross Profit                              2,580,495       823,766      3,530,932     1,398,866
                                             -----------   -----------    -----------   -----------

Operating expenses

Selling, general and administrative              665,814       668,692      1,216,535     1,156,054
Research and development                         500,891       215,177        773,713       440,913
Amortization of Goodwill                          44,606        44,606         89,212        44,606
                                             -----------   -----------    -----------   -----------
                                               1,211,311       928,475      2,079,460     1,641,539
                                             -----------   -----------    -----------   -----------
         Operating income (loss)               1,369,184      (104,710)     1,451,462      (242,673)

Non operating interest expense, net                5,560         9,092         13,255        13,200
                                             -----------   -----------    -----------   -----------
         Income (loss) before income taxes     1,363,624      (113,802)     1,438,207      (255,907)

Income taxes                                     497,918                      497,918
                                             -----------   -----------    -----------   -----------
         Net Income (loss)                   $   865,706   $  (113,802)   $   940,299   $  (255,907)
                                             ===========   ===========    ===========   ===========

Net Income (loss) per common share -
  basic and diluted                          $      0.14   $     (0.02)   $      0.15   $     (0.05)
                                             ===========   ===========    ===========   ===========


        The accompanying notes are an integral part of these statements.

CIMNET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
Six months ended June 30,
--------------------------------------------------------------------------------

                                                       June 30        June 30
                                                         2001           2000
                                                     -----------    -----------

Cash flows from operating activities
Net Income (loss)                                    $   940,299    $  (255,907)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities
Depreciation and amortization                            116,761         76,568
Allowance for future returns                              24,429
Loss on disposal of equipment                              1,889
Employee Stock Options                                    40,110         39,014
Consulting stock options                                 127,014
(Increase) decrease in assets
    Accounts receivable                                 (466,688)        16,468
    Inventories                                          (23,914)         2,225
    Deferred tax asset                                   (59,845)            --
    Prepaid expenses                                      52,629         42,331
Increase (decrease) in liabilities
    Accounts payable                                     184,981         11,751
    Accrued expenses                                     433,246        (18,091)
    Deferred income                                       26,280         99,804
                                                     -----------    -----------

       NET CASH PROVIDED BY OPERATING ACTIVITIES       1,397,191         14,163
                                                     -----------    -----------
Cash flows from investing activities
Purchase of property and equipment                       (36,580)       (18,461)
                                                     -----------    -----------

       NET CASH USED IN INVESTING ACTIVITIES             (36,580)       (18,461)
                                                     -----------    -----------
Cash flows from financing activities
Net (payments on)proceeds from line of credit           (208,500)        31,508
Principal payments on long-term borrowings                (7,397)       (26,959)
Exercised stock options                                    1,500             --
Net repayments to shareholder                                           (40,023)
                                                     -----------    -----------

Net cash provided by (used in)
    financing activities                                (214,397)       (35,474)
                                                     -----------    -----------
       NET INCREASE (DECREASE) IN CASH                 1,146,214        (39,772)
Cash at beginning of the period                            7,951         68,744
                                                     -----------    -----------
Cash at end of the period                            $ 1,154,165    $    28,972
                                                     ===========    ===========


        The accompanying notes are an integral part of these statements.

CIMNET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31,2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The Company's calculation of earnings per share in accordance with SFAS No. 128 for June 30, 2001 is as follows:

                                                                 Weighted
                                                                 average
                                                    Income        shares       Per share
                                                  (numerator)  (denominator)     amount
                                                   ---------     ---------     ---------

Basic earnings per share
     Net income available to common stockholders   $ 940,299     6,138,417     $    0.15
Effect of dilutive securities
     Options                                                       346,388
                                                   ---------     ---------     ---------
Diluted earnings per share
Net income available to common stockholders
     plus assumed conversions                      $ 940,299     6,484,805     $    0.15
                                                   =========     =========     =========


Weighted average shares for the six months ended June 30, 2001 were 6,138,417. A total of 763,614 shares were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Upon adoption of SFAS 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $178,000, based on anticipated amortization for 2001.

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


OPERATIONS

RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2001

Net Sales for the six months ended June 30, 2001 increased by 158% or $2,629,479 over net sales for the six months ended June 30, 2000. This increase is the result of Cimnet receiving substantial orders for its Manufacturing Execution System (MES) software and continuing business with new and existing customers. Sales to one customer comprise 74% of the total sales as of June 30, 2001.

Costs of goods sold for the first six months of 2001 were $758,280 compared to $260,857 for the same period in 2000, an increase of $497,423 or 191%. This increase in costs of goods sold is related to engagement of third party field engineers for the implementation of substantial orders received during the second quarter, which increased net sales by 158%.

Gross Profit for the first six months of 2001 was $3,530,922 compared to $1,398,866 for the first six months of 2000, an increase of $2,132,056 or 152%. This increase is due to an overall increase in sales. The percentage of cost of goods sold was 18% of net sales in 2001 as compared to 16% of net sales in 2000. This increase is due to the cost of engaging third party field engineers for implementation of orders received during the second quarter.

Selling, general and administrative expenses for the first six months of 2001 were $1,216,535 or 28.3% of net sales, and total research and development expenses were $773,713 or 18.0% of net sales compared to selling, general and administrative expenses of $1,156,054 or 69.7% of net sales and total research and development expenses of $440,913 or 26.6% of net sales for the first six months of 2000. These decreases are due to the company's ability to support the substantial increase in sales without incurring corresponding percentage increase in operating expenses, and being able to benefit from this increase in sales by increasing the profitability of the Company as a whole.

Income from operations for the six months ended June 30, 2001 was $1,451,462 compared to a loss of ($242,707) for the six months ended June 30, 2000, an increase of $1,694,169. This increase is due to the Company's ability to support the substantial increase in sales without incurring a corresponding percentage increase in operating expenses, and being able to benefit from this increase in sales by increasing the profitability of the Company as a whole.

Interest expense for the first six months of 2001 was $13,234 or 0.3% of net sales, compared to $13,200 or 0.8% of net sales for the first six months of 2000.

Net income for the six months ended June 30, 2001 was $ 940,299 or $0.15 per share as compared to a net loss of ($255,907) or $(0.05) per share for the six months ended June 30, 2000.

Provision for income taxes for the six months ended June 30, 2001 was $497,918 compared to $0 for the six months ended June 30, 2000 due to the fact the Company had a net loss for the six months ended June 30, 2000.

RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2001

Net Sales for the three months ended June 30, 2001 increased by 236.8% or $2,225,831 over net sales for the three months ended June 30,2000. This increase is the result of the Company receiving substantial orders for its Manufacturing Execution System (MES) software, combined with continuing business from new and existing customers.

Costs of goods sold for the second three months of 2001 were $585,175 compared to $116,073 for the second three months of 2000, an increase of $469,102 or 404.1%. This increase in costs of goods sold is related to the engagement of third party field engineers for the implementation of orders received during the second quarter.

Gross Profit for the three months ended June 30, 2001 was $2,580,495 compared to $823,766 for the three months ended June 30 2000, an increase of $1,756,731 or 213.3%. This increase is due to an overall increase in sales. The percentage of cost of goods sold was 18.5% of net sales in 2001 as compared to 12.4% of net sales in 2000. This increase is due to the cost of engaging third party field engineers for implementation of orders received during the second quarter.

Selling, general and administrative expenses for the second three months of 2001 were $665,814 or 21.0% of net sales, and total research and development expenses for the same period were $500,891 or 15.8% of net sales compared to selling, general and administrative expenses of $668,692 or 71.1% of net sales, and total research and development expenses of $215,177 or 22.9% of net sales for the second three months of 2000. Selling, general and administrative expenses decreased by $2,878 or 0.4% in the second three month of 2001 since there was no additional legal, accounting, and administrative expenses due to acquisition of Real Time as in the second quarter of 2000. Research and development costs increased by $285,714 or 132.8% due to employment of programmers to accommodate the 236.8% increase in sales over the same period in 2000.

Income from operations for the second three months of 2001 was $1,369,184 compared to a loss of ($104,710) for the three months ended June 30, 2000, an increase of $1,473,894. Interest expense for the second three months of 2001 was $5,560 or .2% of net sales, compared to $9,092 or 1.0% of net sales for the second three months of 2000. Net income for the three months ended June 30, 2001 was $ 865,706 or $0.14 per share as compared to net loss of ($113,802) or $(0.02) per share for the three months ended June 30, 2000.

Liquidity and Capital Resources

At June 30, 2001, the Company had current assets of $2,213,982 as compared to $594,380 at December 31, 2000. This increase is due to an increase in cash and accounts receivable related to a significant increase in sales. Current liabilities increased $429,942 from December 31, 2000. This increase is due to the Company's increase in trade accounts payable that are directly related to the significant increase in sales. In addition the Company has recorded income tax liabilities related to the net income resulting from increased sales.

Operating Activities

Cash provided by operations for the six months ended June 30, 2001 and 2000 was $1,397,191 and $14,163, respectively. The increase in cash provided by operations in 2001 was due primarily to an increase in net income of $1,196,206 for the six months ended June 30, 2001.

Investing Activities

Investing activities consumed $36,580 and $18,461 for the six months ended June 30, 2001 and 2000, respectively. These investing activities related solely to purchases of capital assets.

Financing Activities

Financing activities consumed $214,397 in cash for the six months ended June 30,2001 compared to $35,474 for the same period in 2000, an increase of $178,923 in cash provided from financing. This increase is due to the Company's repayment of their line of credit in full from the cash inflow from increased sales.

Capital Resources

     The Company has a credit line facility with its bank pursuant to which the Company may borrow up to $600,000 in aggregate. In addition the Company has approximately $1.1 million in cash and cash equivalent investments. As of June 30, 2001, the Company had $600,000 of unused credit available on its line of credit, subject to borrowing base formula. The Company is current with all its obligations to its bank and its vendors.

The Company has no material commitments for capital expenditures and believes that its cash from operations, existing balances and available credit line will be sufficient to satisfy the needs of its operations and its capital commitments for the foreseeable future. However, if the need arose, the Company would seek to obtain capital from such sources as debt financing or equity financing.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 31, 2001, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

     (a) Election of Directors. The following directors to the Board of Directors of the Company were elected for a term of one (1) year, each receiving 5,153,266 votes in favor of his election (84.2% of the shares outstanding): (i) John D. Richardson, III; (ii) David Birk, and (iii) William Nyman.

     (b) 1999 Stock Plan. The amendment of the Company's 1999 Stock Plan increasing the number of shares covered by such plan from 1,000,000 shares of Common Stock to 1,300,000 was approved by the stockholders of the Company (5,151,166 votes for (84.1% of the shares outstanding), 2,000 shares against, and 100 shares abstained).

     (c) Ratification of the Appointment of Independent Accountants. The ratification of the appointment of Grant Thornton LLP as independent accountants of the Company was approved by the stockholders of the Company (5,153,166 votes for (84.2% of the shares outstanding), no votes against and 100 shares abstained).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

     (b)  Reports on Form 8-K.

          (i) Current Report on Form 8-K filed on April 19, 2001 with respect to Item 5.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:  Robesonia, Pennsylvania
August 9, 2001

                                       CIMNET, INC.


                                       BY: /s/ JOHN D. RICHARDSON
                                           ------------------------------
                                           John D. Richardson
                                           Chairman of the Board, Chief
                                           Executive Officer and Chief
                                           Accounting Officer