Form 10QSB
period 2001-09-30
CIMNET INC/PA
filed 2001-11-13
CIK 1035901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 (610) 693-3114
                                 --------------
                (Issuer's telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The Company has 6,182,321 shares, value $.0001 per share, outstanding as of November 10, 2001.

                           FORWARD LOOKING STATEMENTS

         Cimnet, Inc. (the "Company") may from time to time make written or oral "forward-looking statements," including statements contained in the Company's filings with the Securities and Exchange Commission (including this Quarterly Report on Form 10-QSB and the exhibits hereto and thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties, and are subject to change based on various factors (some of which are beyond the Company's control). The words "may," "could," "should," "would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements. The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws; inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in laws and regulations; technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks involved in the foregoing.

         The Company cautions that the foregoing list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

                                  CIMNET, INC.

                                      INDEX





PART I   FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 (unaudited) AND DECEMBER 31, 2000       4

             CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                    (unaudited)                                                5

             CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                    NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                    (unaudited)                                                6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)         7-17

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS                       12


PART II   OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                                17
     ITEM 2. CHANGES IN SECURITIES                                            17
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  19
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              19
     ITEM 5. OTHER INFORMATION                                                19
     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 20

ITEM 1 - FINANCIAL STATEMENTS

                                                        CIMNET, INC.

                                                 CONSOLIDATED BALANCE SHEETS


                                      ASSETS                                           September 30, 2001 December 31, 2000
                                                                                       ------------------ -----------------
                                                                                          (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                            $ 1,427,210       $     7,951
     Accounts receivable, net of allowance of $71,858 and $16,975
         at September 30, 2001 and December 31, 2000, respectively                          1,365,310           345,924
     Inventories                                                                              109,038            54,958
     Prepaid expenses                                                                          85,044           138,593
     Deferred tax asset                                                                       141,576            46,954
                                                                                          -----------       -----------

                  Total current assets                                                      3,128,178           594,380

     Property and equipment, net                                                              224,966           194,219
     Goodwill, net                                                                          2,408,751         2,542,569
                                                                                          -----------       -----------

                                                                                          $ 5,761,895       $ 3,331,168
                                                                                          ===========       ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                                       $        --       $   208,500
     Current portion of long-term debt                                                          2,611             8,558
     Accounts payable                                                                         230,168           173,889
     Accrued expenses                                                                         176,799           150,273
     Due to related parties                                                                        --            10,000
     Deferred income                                                                          494,646           538,441
     Dividends payable                                                                          5,556                --
                                                                                          -----------       -----------

Total current liabilities                                                                     909,780         1,089,661

LONG-TERM DEBT, net of current portion                                                          1,333             3,284

STOCKHOLDERS' EQUITY (DEFICIENCY)
     Series A Preferred Stock, $.0001 par value; authorized 1,500,000 shares -
         September 30, 2001 and -0- shares - December 31, 2000; issued and outstanding 746,965 shares - September 30, 2001 and
         -0- shares - December 31, 2000                                                            75                --
     Common stock, $0.0001 par value, authorized 15,000,000 shares issued and outstanding 6,182,321 shares - September 30, 2001
         and 6,093,131 shares - December 31, 2000                                                 618               609
     Additional paid-in capital                                                             5,137,850         3,789,805
     Accumulated income (deficit)                                                             (43,631)       (1,252,599)
                                                                                          -----------       -----------

                                                                                            5,094,912         2,537,815

       Less deferred compensation                                                            (244,130)         (299,592)
                                                                                          -----------       -----------
                                                                                            4,850,782         2,238,223
                                                                                          -----------       -----------

                                                                                          $ 5,761,895       $ 3,331,168
                                                                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.

                                                     CIMNET, INC.

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (unaudited)


                                                                 Three months ended            Nine months ended
                                                                    September 30,                September 30,
                                                                 2001          2000           2001            2000
                                                             -----------    -----------    -----------    -----------
Net sales                                                    $ 1,871,498    $   667,246    $ 6,160,700    $ 2,326,969
Cost of goods sold                                               146,778         78,956        905,048        339,813
                                                             -----------    -----------    -----------    -----------

         Gross Profit                                          1,724,720        588,290      5,255,652      1,987,156
                                                             -----------    -----------    -----------    -----------

Operating expenses
     Selling, general and administrative                         736,598        475,859      1,953,133      1,631,913
     Research and development                                    573,366        252,435      1,347,079        693,348
     Amortization of Goodwill                                     44,606         44,606        133,818         89,212
                                                             -----------    -----------    -----------    -----------
                                                               1,354,570        772,900      3,434,030      2,414,473
                                                             -----------    -----------    -----------    -----------

         Operating income (loss)                                 370,150       (184,610)     1,821,622       (427,317)

Non operating interest expense                                      (560)        (3,198)       (13,815)       (16,398)
Non operating interest income                                     12,758             --         12,758             --
                                                             -----------    -----------    -----------    -----------

         Income (loss) before income taxes                       382,348       (187,808)     1,820,565       (443,715)
Income taxes                                                     108,122             --        606,040             --
                                                             -----------    -----------    -----------    -----------

         Net Income (loss)                                   $   274,226    $  (187,808)   $ 1,214,525    $  (443,715)
                                                             ===========    ===========    ===========    ===========
Net Income (loss) per common share:
         Basic                                               $      0.04    $     (0.03)   $      0.20    $      (.08)
                                                             ===========    ===========    ===========    ===========

         Diluted                                             $      0.04    $     (0.03)   $      0.19    $      (.08)
                                                             ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                                                CIMNET, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                (unaudited)


                                                                               Nine months ended September 30,
                                                                               -------------------------------
                                                                                   2001               2000
                                                                                -----------       -----------
Cash flows from operating activities
     Net Income (loss)                                                          $ 1,214,525       $  (443,715)
     Adjustments to reconcile net income (loss) to net cash
              provided by (used in) operating activities
         Depreciation and amortization                                               38,027            47,373
         Amortization of goodwill                                                   133,818            89,212
         Deferred tax benefit                                                       (94,622)               --
         Employee stock options                                                     268,199            59,064
     (Increase) decrease in assets
         Accounts receivable                                                     (1,019,386)          158,539
         Inventories                                                                (54,080)          (24,987)
         Prepaid expenses                                                            53,549            40,725
     Increase (decrease) in liabilities
         Accounts payable                                                            56,279            (7,409)
         Accrued expenses                                                            26,526            (3,904)
         Due to related parties                                                     (10,000)          (40,023)
         Deferred income                                                            (43,795)           33,884
                                                                                -----------       -----------

                   Net cash provided by (used in) operating activities              569,040           (91,241)
                                                                                -----------       -----------

Cash flows from investing activities
     Purchase of property and equipment                                             (68,774)          (30,761)
                                                                                -----------       -----------

                          Net cash used in investing activities                     (68,774)          (30,761)
                                                                                -----------       -----------

Cash flows from financing activities
       Net (payments on) proceeds from line of credit                              (208,500)          107,508
       Principal payments on long-term borrowings                                    (7,898)          (32,168)
       Proceeds on issuance of preferred stock                                    1,000,000                --
       Proceeds on exercise of stock options and warrants                           135,391                --
                                                                                -----------       -----------
                        Net cash provided by financing activities                   918,993            75,340
                                                                                -----------       -----------

                  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1,419,259           (46,662)

Cash and cash equivalents at beginning of the period                                  7,951            68,744
                                                                                -----------       -----------

Cash and cash equivalents at end of the period                                  $ 1,427,210       $    22,082
                                                                                ===========       ===========

The accompanying notes are an integral part of these financial statements.

                                  CIMNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2000. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2 - ACQUISITION OF REALTIME

On April 14, 2000, Cimnet completed its acquisition of RealTime Information Systems, PTY (RealTime) an Australian company engaged in the business of creating and developing software for shop floor control. Under the terms of the Purchase Agreement, Cimnet acquired all of the outstanding capital stock of RealTime in exchange for (i) the payment by the Company of a total of $10,000 and (ii) the issuance of 1,194,131 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting. Goodwill resulting from the purchase was $2.7 million and is being amortized over 15 years.

The following represents the unaudited pro forma financial information of Cimnet as if the acquisition occurred on the first date of the period indicated. The pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

                                                    For the nine months ended
                                                        September 30, 2000
                                                    -------------------------
Net sales                                                   $ 2,379,466
Cost of goods sold                                              339,813
                                                            -----------

           Gross Profit                                       2,039,653
                                                            -----------

Other expenses (income)                                          18,582

Income taxes                                                         --
                                                                     --

Net loss                                                    $  (540,002)
                                                            ===========

                                  CIMNET, INC.

                                   (unaudited)


NOTE 3 - NET INCOME PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income
(loss) less Preferred stock dividends by the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options and warrants, if dilutive, using the treasury stock method and the effect of convertible preferred shares outstanding, using the if-converted method.

The Company's calculation of net income per common share in accordance with SFAS No. 128 for the nine months ended September 30, 2001 is as follows:

                                                                                            Weighted
                                                                            Income       average shares  Per share
                                                                          (numerator)    (denominator)    amount
                                                                          -----------    --------------  ---------
Basic earnings per share:
     Net income                                                           $ 1,214,525
                                                                          ===========
       Preferred stock dividends                                               (5,556)              --         --
                                                                          -----------      -----------   --------
       Net income available to common stockholders                          1,208,969        6,127,750   $    .20
                                                                          ===========      ===========   ========

Adjustments for Dilutive earnings per share:

Assumed conversion of preferred stock                                              --           63,630         --
Effect of dilutive securities:
     Options                                                                       --          194,744         --
     Warrants                                                                      --           68,881         --
Preferred stock dividends                                                       5,556               --         --
                                                                          -----------      -----------   --------


Diluted earnings per share:
        Net income available to common stockholders
and adjusted weighted average shares plus assumed conversions             $ 1,214,525        6,455,005   $   0.19
                                                                          ===========      ===========   ========

A total of 760,000 shares were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price.


NOTE 4 - STOCKHOLDERS' EQUITY

In August 2001, the Company issued 746,965 shares of its Series A Convertible Preferred Stock and 300,000 Common Stock Purchase Warrants in exchange for gross proceeds of $1,000,000. At this same time $133,875 was realized from the exercise of 100,000 of these common stock purchase warrants. This investment in the Company was made in conjunction with purchase orders issued by GE Power Systems of the Company's software and services earlier during 2001, totaling approximately $4.5 million.

                                  CIMNET, INC.

                                   (unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

Each of the preferred shares is convertible into shares of the Company's common stock at a conversion price of $1.33875, subject to certain anti-dilution adjustments. Additionally, 100,000 common stock purchase warrants will be granted, vest and become exercisable based upon the fair market value of the Company's stock on each of January 1, 2002 and January 1, 2003, subject to the satisfaction by GE Power Systems of certain purchase thresholds with respect to the Company's products and services.

The holders of the Series A Preferred Shares are entitled to receive an annual cumulative dividend on each share of the Series A Preferred Shares equal to 8% of the Issuance Price ($1.33875) payable quarterly on the fifteenth day following the end of each fiscal quarter, in kind, in the form of additional shares of the Series A Preferred Stock, or at the election of the Company in cash; provided, however, that dividends on the Series A Preferred Shares will cease to accrue and will not be payable for any year during which the Fair Market Value (as defined) of the Common Stock, as of the anniversary date of August 17th, increases by an amount equal to or greater than 8% over the Fair Market Value of the Common Stock as of the preceding August 17th and will permanently cease to accrue, and dividends accrued and unpaid with respect to any partial dividend period prior to such date will not be payable, if the Fair Market Value of the Common Stock, at any time after the effectiveness date of the initial registration covering the public resale of the shares of Common Stock issuable upon the exercise of the Series A Preferred Shares equals or exceeds the average Closing Price (as defined) multiplied by 2 for the 25 day period following the effective date of the Initial Registration.

Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time into shares of Common Stock as is determined by dividing the Issuance Price by the Conversion Price applicable to such share. The initial Conversion Price per share for shares of the Series A Preferred Shares is $1.33875; provided, however, that the Conversion Price for the Series A Preferred Shares shall be subject to certain anti dilution adjustments.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series A Preferred Shares shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Common Stock by reason of ownership thereof, an amount per share equal to the sum of $1.33785 for each outstanding share of Series A Preferred Stock plus accrued and unpaid dividends.

                                  CIMNET, INC.

                                   (unaudited)


NOTE 4 - STOCKHOLDERS' EQUITY (CONTINUED)

The holders of the Series A Preferred Stock shall have the following rights, with the Common Stock holders:

(a) Vote on an as-converted basis, with the Common Stock on all matters submitted to a vote of stockholders;
(b) Vote as a separate class where provided under Delaware law or the Company's charter or by-laws.
(c) To elect one member of the Company's Board of Directors so long as not less than 375,000 shares of the Series A Preferred Stock are issued and outstanding, and
(d) The Company agrees that it shall not take any of the following actions without affirmative vote of the holders of the majority of the Series A Preferred Stock: issue any further preferred shares or other securities of the Company with the liquidation rights equal to or superior to those of the outstanding Series A Preferred Stock, or amend the Certificate of Designation in any manner that would directly and adversely affect the Series A Preferred Stock.

The shares of Series A Preferred Stock shall be redeemable, at the option of the holders, for 115% of the original purchase price, plus all accrued and unpaid dividends, if the Company fails to have declared effective a registration statement within 180 days following the Closing Date.


NOTE 5 - ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", in June 1998, which was amended by Statement No. 137 and Statement No. 138. The Company was required to adopt the Statement by January 1, 2001. The adoption of the Statement has not had a significant impact on the Company.

In June 2001, the Financial Accounting Standard Board finalized FASB Statements No, 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                                  CIMNET, INC.

                                   (unaudited)


NOTE 5 - ACCOUNTING PRONOUNCEMENTS (CONTINUED)

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also requires the Company to complete a transitional goodwill impairment test by six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method and all future business combinations will be accounted for under the purchase method. This may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $2,408,751 as of September 30, 2001. Amortization expense during the nine-month period ended September 30, 2001 was $133,818. The Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will affect its future financial position and results of operations.

In July of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003 and is not expected to have a significant impact on the Company's financial condition or results of operations.

                                  CIMNET, INC.

                                   (unaudited)


NOTE 5 - ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In August of 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets". This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business". This Statement also amends ARB No. 51, "Consolidated Financial Statements". The provisions of this Statement will be effective for the Company on January 1, 2002 and are not expected to have a significant impact on the Company's financial condition or results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This section presents a review of the Corporation's financial condition and results of operations and is intended to assist in the understanding and evaluating of major changes in the Corporation's financial position and earnings.

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

                                  CIMNET, INC.

                                   (unaudited)


RESULTS OF OPERATIONS

Results Of Operations Nine Months Ended September 30, 2001

         Net sales for the nine months ended September 30, 2001 increased 164.8% or $3,833,731 over net sales for the nine months ended September 30, 2000. This increase is the result of Cimnet receiving substantial orders for its Manufacturing Execution System (MES) software and continuing business with new and existing customers. Sales to one customer comprise 72.5% of the total sales as of September 30, 2001 and no individual customers comprised more than 1.3% of sales for the same period in 2000.

         Costs of goods sold for the first nine months of 2001 were $905,048 or 14.7% of net sales compared to $339,813 or 14.6% of net sales for the same period in 2000, an increase of $569,235 or 167.5%. This increase in costs of goods sold is related to the increase of net sales by 164.8% and to the engagement of third party field engineers for the implementation of orders received.

         Gross Profit for the first nine months of 2001 was $5,255,652 compared to $1,987,157 for the first nine months of 2000, an increase of $3,268,495 or 164.5%. This increase is related to the increase of net sales by 164.8% and the relative percentage of cost of goods sold approximating 15% of net sales in both the first nine months of 2000 and 2001.

         Selling, general and administrative expenses for the first nine months of 2001 were $1,953,133 or 31.7% of net sales, and total research and development expenses were $1,347,079 or 21.9% of net sales compared to selling, general and administrative expenses of $1,631,913 or 70.1% of net sales, and total research and development expenses were $693,348 or 29.8% of net sales for the first nine months of 2000. Selling, general and administrative expenses the first nine months of 2001 increased $321,220 or 19.7% over same period in 2000. This increase is due to 24% increase in personnel and the expenses associated with sales growth. Research and development expenses for the first nine months of 2001 increased by $653,731 or 94.3% over the same period in 2000. This increase is due to employment of outside programmers required to accommodate the 164.8% increase in net sales and the development of a new generation of manufacturing execution system (MES) software.

         Goodwill amortization for the nine months ended September 30, 2001 was $133,818 compared to $89,212 for the first nine months of 2000 due to the inclusion of only five and a half months of amortization expense in 2000.

                                  CIMNET, INC.

                                   (unaudited)


RESULTS OF OPERATIONS (CONTINUED)

Results Of Operations Nine Months Ended September 30, 2001 (Continued)

         Net income for the nine months ended September 30, 2001 was $1,214,525 or $0.20 per common share as compared to net loss of $(443,715) or $(1.08) per common share for the nine months ended September 30, 2000, an increase of $1,658,240. Interest expense for the nine months ended September 30, 2001 was $13,815 as compared to interest expense of $16,399 in the same period in 2000, a decrease of $2,584 or 15.8%. Also the interest income for nine months ended September 30, 2001 was $12,758. This decrease in interest expense and the existence of interest income is due to positive cash flow resulting from the 164.8% increase in net sales and the issuance of preferred shares, enabling payment on the credit line and investment of excess cash.

         Income tax expense for the nine months ended September 30, 2001 was $606,040. compared to $0 for the first nine months of 2000 due to the fact that the Company had a loss of $(443,715) for the first nine months of 2000.


Results Of Operations Three Months Ended September 30, 2001

         Net sales for the three months ending September 30, 2001 and for the three months ending September 30, 2000 were $1,871,498 and $667,246 respectively, an increase of $1,204,252, or 180.5%. This increase is the result of Cimnet receiving substantial orders for its Manufacturing Execution System
(MES) software and continuing business with new and existing customers.

         Costs of goods sold for the three months ended September 30 2001 were $146,778 or 7.8% of net sales compared to $78,956 or 11.8% of net sales for the three months ended September 30, 2000, an increase of $67,822 or 85.9%. This net increase in costs of goods sold is related to the 180.5% increase in net sales and to the engagement of third party field engineers for the implementation of orders received.

         Gross Profit for the three months ended September 30, 2001 was $1,724,720 compared to $588,290 for the three months ended September 30 2000, an increase of $1,136,430 or 193.2%. This increase is related to the increase of net sales by 180.5% for the same period and the cost of goods sold as percentage of net sales going down from 11.8% for the three months of 2000, to 7.8% for the three month 2001. This decrease in cost of goods sold as percentage of sales is due to increased engineering services sales for the three months ending September 30, 2001 as compared to the three months ending September 30,2000

                                  CIMNET, INC.

                                   (unaudited)


RESULTS OF OPERATIONS (CONTINUED)

Results Of Operations Three Months Ended September 30, 2001 (Continued)

         Selling, general and administrative expenses for the three months ended September 30, 2001 were $736,598 or 39.4% of net sales, and total research and development expenses for the same period were $573,366 or 30.6% of net sales compared to selling, general and administrative expenses for the three months ended September 30, 2000 of $475,859 or 71.3% of net sales, and total research and development expenses of $252,435 or 37.8% of net sales for the same period.

         Selling, general and administrative expenses for the three months ended September 30, 2001 increased $260,739 or 54.8% over the three months ending September 30,2000. This increase in selling, general and administrative expenses are due to 24% increase in personnel and the expenses associated with personnel growth.

         Research and development expenses for the three months ended September 30, 2001 increased $320,931 or 127.1% over the three months ending September 30,2000. This increase in research and development cost is due to employment of outside programmers to accommodate the 180.5% increase in net sales and the development of a new generation of manufacturing execution system (MES) software.

         Income from operations for the three months ended September 30 2001 was $370,150 compared to a loss of $(184,610) for the three months ended September 30, 2000, an increase of $559,760.

         Interest expense for the third quarter of 2001 was $560 or 0.03% of net sales, compared to $3,198 or 0.5% of net sales for the third quarter of 2000. Also the interest income for three months ended September 30, 2001 was $12,758. This decrease in interest expense and the existence of interest income is due to positive cash flow resulting from the 180.5% increase in net sales and the issuance of preferred shares, enabling payment on the credit line and investment of excess cash .

         Income tax expense for the three months ended September 30, 2001 was $108,122 compared to $0 for the three months of 2000 due to the fact that the Company had a loss of $(187,808) for the three months ended September 30, 2000.

                                  CIMNET, INC.

                                   (unaudited)


RESULTS OF OPERATIONS (CONTINUED)

Financial Condition and Liquidity

         At September 30, 2001, the Company had current assets of $3,128,178 as compared to $594,380 at December 31, 2000. This increase is due mainly to increases in accounts receivable and cash and cash equivalents.

         Predominantly, the increase in cash and cash equivalents is the result of the closing of the sale of shares of the Company's Series A Convertible Preferred Stock and Common Stock Purchase Warrants to the General Electric Company, acting through its Power Systems business unit. Cimnet received gross proceeds of $1,000,000 from the sale of 746,965 shares of its preferred stock and 300,000 common stock purchase warrants and $133,875 from the exercise of 100,000 common stock purchase warrants.

         Current liabilities decreased $179,881 from December 31, 2000 to September 30, 2001. This decrease is mainly due to repayment of the Company's line of credit.

Operating Activities

         Cash provided by (used in) operations for the nine months ended September 30, 2001 and 2000 was $569,040 and $(91,241), respectively. The increase in cash provided by operations in 2000 was primarily due to net income of $1,214,525 for the nine months ended September 30, 2001. Accounts receivable were at $1,365,310 on September, 30 2001 compared to $345,924 on December 31, 2000, an increase of $1,019,386 or 294.7% due to the increase in net sales of 180.5%.


Investing Activities

         Investing activities consumed $68,774 and $30,761 in 2001 and 2000, respectively, for purchases of capital assets. As of September 30, 2001 the Company had $1,410,749 in U.S.Treasury Bills, which are included in cash and cash equivalents.

                                  CIMNET, INC.

                                   (unaudited)


RESULTS OF OPERATIONS (CONTINUED)

Financing Activities

         Financing activities provided $918,993 in cash for the nine months ended September 30, 2001 compared to $75,340 for the same period in 2000, an increase of $843,653. This net increase is primarily due to the Company's preferred stock offering, the receipt of funds from the exercise of warrants and the paydown of the line of credit.


Capital Resources

         The Company has certain credit facilities with its bank including a line of credit. As of September 30, 2001, the Company had approximately, $300,000 of unused credit available on its line of credit, subject to a borrowing base formula. The Company is current with all of its obligations to its bank.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Change in Securities

         On August 31, 2001 (the "Closing Date"), Cimnet, Inc. (the "Company") entered into a Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement") with General Electric Company, a New York corporation acting through its GE Power Systems division (the "Purchaser"), pursuant to which the Company issued 746,965 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Stock") and a common stock purchase warrant exercisable for up to a total of 300,000 shares of the Company's common stock (the "Warrant") in exchange for the investment of $1,000,000. On the Closing Date, the Purchaser also exercised the Warrant for 100,000 shares of common stock ("Common Stock"), and as a result, the Company received cash proceeds of $133,000. The securities were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         The Company established preferences, limitations and relative rights with respect to Series A Preferred Stock as summarized below:

Series A Preferred Stock

Designation and Amount; Rank. The shares of such series are designated as "Series A Convertible Preferred Stock" and the number of shares constituting such series is 1,500,000. The Series A Preferred Stock" has a par value of $.0001 per share and ranks senior to all series of preferred stock and Common Stock.

Dividends. The Holder of Series A Preferred Stock is entitled to receive an annual cumulative dividend on each share of the Series A Preferred Stock equal to eight percent (8%) of the Issuance Price ($1.33875) payable quarterly on the fifteenth (15th) day following the end of each fiscal quarter, in kind, in the form of additional shares of the Series A Preferred Stock, or at the election of the Company in cash; provided, however, that dividends on the Series A Preferred
Stock: (i) will cease to accrue and will not be payable for any year during which the Fair Market Value (as defined) of the Common Stock, as of the anniversary of August 17, increases by an amount equal to or greater than eight percent (8%) over the Fair Market Value of the Common Stock as of the preceding August 17; and (ii) will permanently cease to accrue, and dividends accrued and unpaid with respect to any partial dividend period prior to such date will not be payable, if the Fair Market Value of the Common Stock, at any time after the effectiveness date of the initial registration covering the public resale of the shares of Common Stock issuable upon the exercise of the Series A Preferred Stock equals or exceeds the average Closing Price (as defined) multiplied by 2 for the 25 day period following the effective date of the Initial Registration.

Conversion. Each share of the Series A Preferred Stock is convertible, at the option of the holder thereof, at any time into shares of Common Stock as is determined by dividing the Issuance Price by the Conversion Price applicable to such share. The initial Conversion Price per share for shares of the Series A is $1.33875; provided, however, that the Conversion Price for the Series A Preferred Stock shall be subject to certain anti dilution adjustments.

Liquidation Rights. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the sum of $1.33875 for each outstanding share of Series A Preferred Stock plus accrued and unpaid dividends (as adjusted for stock dividends, stock distributions, splits, combinations or recapitalizations).

Voting Rights. The holders of the Series A Preferred Stock shall have the following rights to vote on an as-converted basis, with the Common Stock on all matters submitted to a vote of stockholders:

         (a) on an as-converted basis, with the Common Stock on all matters submitted to a vote of stockholders;

         (b) as a separate class where provided under Delaware law or the Company's charter or by-laws;

         (c) to elect one member of the Company's Board of Directors so long as not less than 375,000 shares of the Series A Preferred Stock (as adjusted for stock dividends, stock distributions, splits, combinations or recapitalizations) are issued and outstanding; and

         (d) the Company agrees that it shall not take any of the following actions without the affirmative vote of a the holders of a majority of the Series A Preferred Stock: (i) issue any further preferred shares or other securities of the Company with liquidation rights equal to or superior to those of the outstanding Series A Preferred Stock, or (ii) amend this Certificate of Designation in any manner that would directly and adversely affect the Series A Preferred Stock.

Redemption. The shares of Series A Preferred Stock shall be redeemable, at the option of the holders, for 115% of the original purchase price, plus all accrued and unpaid dividends, if the Company fails to have a registration statement relating the resale of the shares of common stock issuable upon the conversion of the Series A Preferred Stock and upon exercise of the Warrants within 180 days following the Closing Date.

         The Warrant entitles the holder to purchase up to 300,000 shares of the Company's Common Stock, of which 100,000 shares were exercised on the Closing Date. If the Purchaser meets certain spending requirements with respect to license and services fees paid to the Company, the Warrant will vest with respect to 100,000 of the remaining shares on each of January 1, 2002 and January 1, 2003 and, in such event, those shares will be exercisable at an exercise price equal to the fair market value of the Company's common stock as of such dates. The Warrants are exercisable during the 3 year period following the applicable vesting date.

         In addition, the Company granted the Purchaser certain demand and piggyback registration rights with respect to the shares of Common Stock issuable upon the conversion of the Series A Preferred Stock and upon the exercise of the Warrants. As soon as practicable after the Closing Date, the Company is required to file a registration statement covering the resale of these securities. The Company is obligated to cause this registration statement to be declared effective as soon as possible after its filing and, in any event, no later than 180 days after the Closing Date. The Company is also obligated under the terms of the Purchase Agreement to cause a nominee of the Purchaser to be elected to the Board of Directors of the Company. In connection therewith, John Richardson, the Company's founder, Chief Executive Officer and principal stockholder entered into a Voting Agreement pursuant to which he agreed to vote the shares of Common Stock beneficially owned by him in favor of the election of the Purchaser's nominee to the Company's Board of Directors.



Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to Vote of Security Holders - None

Item 5. Other Information - None

                                  CIMNET, INC.

                                   (unaudited)


PART II - OTHER INFORMATION (CONTINUED)

Item 6. Exhibits and Reports on Form 8-K

              (a)     Exhibits  - None

              (b)     Reports on Form 8-K.

                      On September 14, 2001 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

                                          CIMNET, INC.

                                          By: /s/ JOHN D. RICHARDSON
                                              ----------------------------------
                                              Name:  John D. Richardson
                                              Title: Chairman of the Board,
                                                     Chief Executive Officer and
                                                     Chief Accounting Officer


Dated: Robesonia, Pennsylvania
November 13, 2001
------------------------------