Form 10KSB
period 2001-12-31
CIMNET INC/PA
filed 2002-02-26
CIK 1035901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001       Commission File Number 0-22597

                                  CIMNET, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             52-2075851
---------------------------------                            -------------------
(State or other jurisdiction                                  (I.R.S. employer
of incorporation or organization)                            identification no.)

  946 West Penn Avenue, Robesonia, PA                                   19551
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (610) 693-3114

Securities registered pursuant to Section 12(b) of the Act:
                                      None

Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0001 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Revenues for the Issuer's most recent fiscal year are $8,436,583.

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 11, 2002 was approximately $4,088,918 (based upon a closing price of $2.00 per share).

         The number of outstanding shares of the Issuer's common stock as of February 11, 2001 was 6,282,321 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates certain information by reference from the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders.

                                  CIMNET, INC.

                                Table of Contents


                                                                            Page
                                                                            ----

                                     Part I

Business......................................................................1
Properties...................................................................19
Legal Proceedings............................................................19
Submission Of Matters To A Vote Of Securityholders...........................19

                                     Part II

Market For Registrant's Common Equity And Related Stockholder Matters........20
Management's Discussion And Analysis Of Financial Condition And Results Of
   Operations................................................................20
Financial Statements.........................................................26
Changes In And Disagreements With Accountants On Accounting And Financial
   Disclosure................................................................26

                                    Part III

Directors, Executive Officers, Promoters And Control Persons; Compliance
   With Section 16(A) Of The Exchange Act Of The Registrant..................27
Executive Compensation.......................................................27
Security Ownership Of Certain Beneficial Owners And Management...............27
Certain Relationships And Related Transactions...............................27
Exhibits And Financial Statement Schedules And Reports On Form 8-K...........27

                                     PART I
                                     ------

Item 1.  BUSINESS.
         --------

         We are a software company that develops, markets and installs software for the manufacturing sector. We believe that integrating live production information with the systems and people that manage the supply chain is the key to improving manufacturing productivity and decreasing the time it takes to deliver products to market. CIMNET's products are key components for manufacturers moving to a make-to-order or a collaborative manufacturing strategy.

         We believe that our Folders(TM), MES(TM), Infolink(TM), and DNC Professional(TM) Products are unique because they are user-configurable. As a result, this makes our products more valuable to end users, when compared with more cumbersome systems that require custom programming and specialized support staff.

         Our products utilize Microsoft and Oracle database technology to electronically manage production schedules, documents, product quality, machine efficiency, material yields and labor time and attendance. They drive manufacturing standards and enable production to eliminate variability in complex manufacturing operations. CIMNET's products operate on Windows(R) 95, 98, 2000 and NT.

         CIMNET is proud to report that many of its clients are leading manufacturers, including GE Power Systems, Raytheon, Timken, Nestle Foods, Caterpillar, Coca Cola and Andersen Windows. Our customers operate in many different industries, including, the food and beverage industry, automotive, aerospace, medical device manufacturing and Consumer Packaged Goods (CPG) industries. During the year ended December 31, 2001, one of our customers accounted for approximately 73.6% of our total revenues.

Transactions with GE Power Systems

         During the first half of 2001, we received purchase orders from the Power Systems division of the General Electric Company for our manufacturing execution systems software and certain implementation, training and other services related thereto. In connection with such purchase orders, we agreed to an investment by GEPS in the capital stock of our Company.

         On August 31, 2001, we entered into a Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement") with General Electric Company, a New York corporation acting through its GE Power Systems division (the "Purchaser"), pursuant to which we issued 746,965 shares of our Series A Convertible Preferred Stock and a common stock purchase warrant exercisable for up to a total of 300,000 shares of the Company's common stock (the "Warrant") in exchange for an investment by the Purchaser of $1,000,000. On the same day, the Purchaser also exercised the Warrant for 100,000 shares of our common stock, and as a result, we received cash proceeds of $133,000.

         In order to issue the shares of Series A Convertible Preferred Stock, we filed a Certificate of Designation with the Secretary of State of the State of Delaware establishing certain preferences, limitations and relative rights.

         The warrant issued to the Purchaser entitles it to purchase up to 300,000 shares of our common stock, of which 100,000 shares were already exercised and 100,000 shares vested on January 1, 2002. If the Purchaser meets certain spending requirements with respect to license and service fees paid to us (which are requirements we expect the Purchaser to achieve), the warrant will vest with respect to 100,000 of the remaining shares on January 1, 2003 and, in such event, those shares will be exercisable at an exercise price equal to the fair market value of our common stock as of such dates. The Warrants are exercisable during the 3 year period following the applicable vesting date.

         In addition, we granted the Purchaser certain demand and piggyback registration rights with respect to the shares of common stock issuable upon the conversion of the Series A Preferred Stock and upon the exercise of the warrants. As soon as practicable after the closing date, we are required to file a registration statement covering the resale of these securities of which this Prospectus forms a part. We are obligated to cause this registration statement to be declared effective as soon as possible after its filing and, in any event, no later than 180 days after the Closing Date; provided however, that the Purchaser has verbally agreed to extend such time period if necessary. The Company is also obligated under the terms of the Purchase Agreement to cause a nominee of the Purchaser to be elected to our Board of Directors. In addition, John Richardson, our founder, President, Chief Executive Officer and principal stockholder entered into a Voting Agreement pursuant to which he agreed to vote the shares of Common Stock beneficially owned by him in favor of the election of the Purchaser's nominee to the Company's Board of Directors.

RealTime Acquisition

         On April 14, 2000, Cimnet, Inc.(the "Company") and the stockholders (the "RealTime Stockholders") of RealTime Information Systems, PTY ("RealTime"), an Australian company engaged in the business of creating and developing software for shop floor control, entered into a Stock Purchase Agreement (the "Purchase Agreement"). Contemporaneous with the execution and delivery of the Purchase Agreement, the Company and the RealTime Stockholders closed the transaction contemplated by the Purchase Agreement. Under the terms of the Purchase Agreement, the Company acquired all of the outstanding capital stock of RealTime in exchange for (i) the payment by the Company of a total of $10,000 and (ii) the issuance of 1,194,131 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting. The Company recorded goodwill of $2,676,387. As a result of these transactions, (a) the Company presently owns all of the outstanding shares of capital stock of RealTime and (b) Messrs. Ian Stone, Anthony Crouch and Grant Kelly were issued 571,550, 510,312, and 112,269 shares of Cimnet Common Stock, respectively. In addition, Messrs. Stone and Crouch executed employment agreements with the Company. The Company dissolved RealTime in January 2001.

         Realtime Information Systems, based in Raleigh, NC prior to the merger with Cimnet, developed and marketed a configurable Manufacturing Execution System (MES) known as Infolink. First released in 1995, Infolink is the first fully configurable MES that requires no custom code for implementation. Infolink is a Windows(R) NT-based, client-server application that provides an extensive range of capabilities including genealogy/traceability, downtime and waste monitoring, job scheduling and Key Performance Indicators (KPIs). Realtime's major focus included sales and marketing to the Food and Beverage and Consumer Packaged Goods industries.

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

         Another technology-driven factor in the computer-integrated manufacturing business has been the widespread acceptance of Local-Area Networks
(LANs). While these have been commonplace in offices for years, they have recently made their way onto the factory floor. This has increased the demand for integrated systems, as opposed to "islands of automation". The LAN makes all the resources of a company's computers available to supervisors and even operators on the floor. Now the need is to enable those resources to work together. Many times the common point of contact for these systems is the manufacturing operation, and thus, until manufacturing was "computerized", there was never a need (or as great a need) for them to communicate and present a unified interface. Bringing other systems to manufacturing has had an impact of the focus of those systems as well, since manufacturing is usually a detail-intensive environment. Thus, for example, planning systems which focused on month-by month or even year-by-year forecasts now have the benefit of daily or even hourly information. This difference in orientation, as well as differences in functionality and presentation, are what distinguish Manufacturing Execution Systems from more traditional MRP or ERP (Enterprise Resource Planning) systems. While there is a degree of overlap between these product families, they are usually complementary, not competitive, products.

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

The Current Market

         During the last few years, most manufacturers have installed new ERP systems to better manage their financial and logistics systems within their respective businesses. Unfortunately, many of these companies are now finding that their factory productivity remains poor. In addition, the onset of eCommerce has highlighted the need for factories to provide more predictable production output times and more consistent product quality. Coordinating new supply chain planning systems into an efficient factory is necessary in order to compete in the new Internet driven environment.

         These significant changes are coming at a time when many factories are being forced to reduce their information technology and engineering staffs. We believe that manufacturers need to create an efficient factory, where the ERP systems coordinate with the manufacturing process which require minimal support staff.

         To serve these customers, CIMNET has created the first configurable systems called Folders and Infolink. These Manufacturing Execution Systems assist in the management of manufacturing shop floor operations while building accurate manufacturing information to be fed electronically into the enterprise business layer. Our software tools help to improve quality control, and to reduce waste, machine downtime and operator errors.

         While the generic term MES is widely used, the MES market has historically been fragmented with vendors who develop custom software to suit the current needs of each client. This has led to expensive solutions that are difficult to maintain and expand.

         To compete with the typical MES provider, our products have been designed to be installed in smaller phases and to be expanded as financial resources permit. Cimnet products can be installed by third party resellers and are suitable for wider distribution through a much larger indirect sales channel.

         We believe that this approach will provide us with a broader customer base, when compared with larger, more cumbersome systems that require custom programming and specialized support staff.

The EPS Market                               The worldwide shipments of
(otherwise known as MES)                     Enterprise Production Systems (EPS)
for Discrete Manufacturing                   for discrete
(Millions of Dollars)                        manufacturing--otherwise known as
                                             MES--which topped $230 million in
[GRAPHIC OMITTED]                            1999, is expected to almost triple
                                             to about $662 million in 2004,
                                             growing at an average annual rate
Source: ARC Advisory Group, 1999             of more than 23%.


Products and Services

         Since September 1994, we have offered software, hardware, and related services to our customers for manufacturing automation and MES, driving toward the ultimate goal of a paperless factory and automated manufacturing lines.

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

         DNC Professional is an ideal DNC solution for manufacturers to enhance their CNC operations. It installs easily on to existing networks and industry standard hardware, making it almost immediately productive. Easy-to-use, and operating under Windows(R) 95, 98, 2000 and NT the software prompts the operators with the appropriate job queue and documents to assure that components are manufactured within the proper sequence and with the correct information. The information that the operators can view includes machine code, textual instructions, and graphical instructions with full multi-media capabilities.

         We believe that DNC Professional was the first network resident DNC system that functioned in mixed database/operating system network architecture. This open system approach provides companies with existing hardware and networks to upgrade to our fully functional MES solutions.

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

Sales and Marketing

         We sell our products primarily through a direct sales force and through relationships with distributors. The sales process generally ranges from one to nine months depending on the level of education prospective customers need regarding the use and benefits of our products. As of January 31, 2002, our direct sales organization consisted of 5 employees.

         A key element of our market penetration strategy is the formation of relationships with database and process control software providers, such as Oracle and Intellution. We believe these relationships increase our market exposure and presence, generate qualified opportunities for us to sell our products and assist us in implementing our products.

         We also have relationships with software vendors, such as Lighthouse Systems. These relationships are intended to provide Cimnet opportunities to penetrate an emerging market where either additional vertical products or services are needed to secure the sale, or an understanding or expertise in a particular vertical market is needed to sell effectively. As of January 31, 2002, we had 1 employee devoted to developing corporate partnerships and strategic alliances.

Training/Implementation

         We offer to our customers both classroom and on-site training as well as general courses in statistical process control, distributed numerical control, document management and shop floor management as they relate to the use of our software. We employ trainers to teach these courses and have created multi-media compact disks to provide our customers training alternatives.

         We provide to our customers complete installation services for all of our software, as well as consulting services for installing and configuring computers and networks purchased from third parties. As of January 31, 2002, we had 12 employees dedicated to providing training and implementation services. These employees often work closely with the staffs of third-party systems integrators to train their consultants in the implementation of our software. A typical implementation engagement lasts one to four weeks and involves the planning, configuration, testing and implementation of the products. These services are generally billed on a time and project basis. We believe that these implementation projects not only help ensure a company's success with our products, but also allow our systems engineers to gain industry-specific knowledge that can be leveraged in future projects and products.

         Our customers have a choice of support options depending on the level of service desired. We maintain a technical support hotline staffed by engineers from 8:00 a.m. to 5:00 p.m., Eastern time, Monday through Friday, from our corporate headquarters in Robesonia, Pennsylvania. As of January 31, 2002, Cimnet had 6 technical support engineers.

Maintenance and Support

         We believe that high quality customer service and support are integral components of the application solutions we offer. Therefore, we offer a range of fee-based training, installation, consulting, and maintenance services to facilitate the installation and use of our software.

         We offer to our customers annual maintenance contracts for all of our hardware and software products. The hardware maintenance contract provides our customer with next-day replacement of the hardware product that has failed regardless of the reason. Purchasers of our software maintenance contracts are provided with free software updates, new releases on physical media on an average of two times per year, and internet access to our web site to obtain information on latest software releases and new features from us.

         Hardware and software maintenance contracts include unlimited telephone support. For customers not covered by a maintenance contract, we offer telephone technical support, which can be purchased per incident or for a flat annual fee.

Research And Development

         We devote a substantial portion of our resources to developing new products and product features, extending and improving our products and technology, and researching new technological initiatives in the market for manufacturing automation software. This market is characterized by rapid technological change, new product introductions and enhancements, evolving industry standards and rapidly changing customer requirements. The introduction of products incorporating new technologies and the emergence of new industry standards could render existing products obsolete and unmarketable. Our future success will depend in part on our ability to anticipate changes, enhance our current products, develop and introduce new products that keep pace with technological advancements and address the increasingly sophisticated needs of our customers. As an example of our technology initiatives, we recently developed a Window-based Machine Tool Monitoring software package. CIMNET will release our next generation Manufacturing Execution System, named Factelligence, in March 2002. This Web based MES will help make our manufacturing clients more agile while providing clear visibility into factory operations for manufacturing managers and their supply chain systems. Factelligence was developed in a modular format to permit CIMNET to assist a wide range of manufacturing businesses.

         As of January 31, 2002, we had 10 employees and 5 contract developers engaged in research and development activities. During the years ended December 31, 2001 and 2000, we spent $1,963,929 and $921,886, respectively, on research and development. We expect to continue to commit significant resources to research and development in the future. To date, all research and development expenses have been expensed as incurred. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

         The market for our products is rapidly evolving, and is expected to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. The principal competitive factors in the PC based manufacturing automation software market include:

         o        adherence to emerging operating system standards;
         o        comprehensives of applications;
         o        adaptability, flexibility and scalability;
         o real-time, interactive capability internally and with vendors and suppliers
         o        integration with a variety of communications media;
         o        ease of use;
         o        ease of implementation;
         o        customer service and support and price.

         Although we believe that we currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with longer operating histories, greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources.

         Cimnet's current competitors include a number of companies offering one or more solutions for the manufacturing software automation market, some of which are directly competitive with Cimnet's products. For example Cimnet's competitors at the DNC market include InterCim, Greco Systems and Predator. In the MES marketspace, Cimnet's competitors include Camstar, Datasweep, Wonderware and USDATA.

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

         In June 1992, our predecessor company, J.N.L. Industries, Inc. registered the Cimnet trademark with the U.S. Patent and Trademark Office for International Class 9. In order to maintain the effectiveness of a trademark registration, the Patent and Trademark Office requires that an affidavit be filed with the Patent and Trademark Office within the fifth year following registration confirming continued use of the trademark. We failed to file an affidavit in 1997, and therefore, our registration of the "Cimnet" trademark lapsed. However, in August 1999, we filed another application with the Patent and Trademark Office for the "Cimnet" trademark, and reinstatement of our ownership of the trademark was obtained.

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

Employees

         As of January 31, 2002, we had 38 employees, including 10 in new software design development and testing; 19 in customer service, technical support, and implementation; 5 in sales and marketing; and 4 in operations and order processing.


         In addition to other information in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

Risks Related To Our Business
-----------------------------

         We Have Incurred Substantial Losses In The Past And We May Not Be Profitable In The Future. During the fiscal years ended December 31, 2001, December 31, 2000 and December 31, 1999 we reported a net profit of $1,381,760, a net loss of $648,662, and a net profit of $88,637, respectively. Although we reported a profit during our most recent fiscal year, we cannot be certain that we will continue to be profitable in the future. Failure to achieve continued profitability may adversely affect the market price of our common stock.

         Our Quarterly Operating Results May Fluctuate Because We Depend On A Small Number Of Large Orders From A Limited Number Of Customers. We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal period could be materially adversely affected if we are unable to complete one or more substantial license sales planned for that period. During the twelve months ended December 31, 2001, a single customer has accounted for approximately 73.6% of our total revenue. The failure to continue to receive purchase orders from such a customer would have a material adverse effect on our business and our financial condition.

         In addition, the purchase and implementation of our products typically involve a significant cost to our customers, including the purchase of related hardware and software, as well as training and integration costs. These implementations also include a substantial commitment of resources by our customers or their consultants over an extended period of time. As a result, our sales cycle is relatively long.

         In addition, our services revenue, which is largely correlated with our license revenue, has fluctuated and may fluctuate in the future due to significant consulting and implementation services performed in a quarter. Investors should not expect a commensurate increase in services revenue between future quarters.

         Our Business Will Be Adversely Affected If Manufacturing Automation Software Solutions Are Not Widely Adopted. Our products address a relatively new market for manufacturing automation software operating on personal computers. Therefore, our future success depends substantially upon the adoption by manufacturers of our software. The failure of this market to further develop, or a delay in the development of this market, would have a material adverse effect on our business, financial condition and operating results. The manufacturing industry in the United States has experienced, and is expected to continue to experience, a significant shift to overseas facilities which because of geographical and language barriers makes it more difficult for us to sell our products and services. In addition, our software could lose its viability due to delays in the development or adoption of new standards and protocols in the manufacturing industry.

         Intense Competition From Other Technology Companies May Adversely Affect Our Financial Condition And Operating Results. The market for personal computer based manufacturing automation software applications is intensely competitive. If we are unable to compete effectively, our business, financial condition and operating results would be materially adversely affected. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, we expect that new competitors will enter the market with competing products as the size and visibility of the market opportunity increases. We also expect that competition will increase as a result of software industry consolidations and formations of alliances among industry participants. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance.

         We Have A Limited Number Of Products And We May Not Be Able To Develop New Products Or Enhance Existing Products On A Timely Basis. Although we sell a variety of software products, the bulk of our revenues are concentrated in the CIMNET family of products for industrial automation applications. We introduced the initial version of CIMNET Folders in September, 1994. Revenues from the family of products have grown rapidly representing over 58%, 33% and 22% of the Company's total revenues during 1998, 1999 and 2000, respectively and approximately 85% during the year ended December 31, 2001. We expect that revenues from these products will continue to account for a substantial portion of our revenues. The life cycles of our products are difficult to estimate due in large measure to the relatively recent emergence of the market for our products, the future effect of product enhancements and future competition. Declines in demand for these products, whether as a result of competition, technological change or otherwise, or price reductions would have a material adverse effect on the Company's operating results.

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

         In June 1992, our predecessor company, J.N.L. Industries, Inc. registered the Cimnet trademark with the U.S. Patent and Trademark Office for International Class 9. In order to maintain the effectiveness of a trademark registration, the Patent and Trademark Office requires that an affidavit be filed with the Patent and Trademark Office within the fifth year following registration confirming continued use of the trademark. We failed to file an affidavit in 1997, and therefore, our registration of the Cimnet trademark lapsed. However, in August 1999, we filed another application with the Patent and Trademark Office for the "Cimnet" trademark, and reinstatement of our ownership of the trademark was obtained.

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

Risks Related To Our Common Stock
---------------------------------

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

         Our Common Stock Is Particularly Subject To Volatility Because Of The Industry That We Are In. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology companies, particularly software companies, have been extremely volatile, and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the market price of our common stock

         The Significant Control Over Stockholder Voting Matters Which May Be Exercised By Our Executive Officers And Directors Will Deprive You Of The Ability To Influence Corporate Actions. John D. Richardson, our founder, Chief Executive Officer and Chairman of the Board controls approximately 48.7% of the outstanding shares of common stock. As a result, he will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of Cimnet, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of Cimnet and might affect the market price of our common stock.

         Future Sales By Existing Security Holders Could Depress The Market Price Of Our Common Stock. If our existing stockholders sell a large number of shares of our common stock, the market price of the common stock could decline significantly. Moreover, the perception in the public market that our existing stockholders might sell shares of common stock could depress the market price of the common stock..

         We Are Subject To Anti-Takeover Provisions And The Terms And Conditions Of Our Preferred Stock Financing That Could Delay Or Prevent An Acquisition And Could Adversely Affect The Price Of Our Common Stock. Our certificate of incorporation and bylaws, certain provisions of Delaware law and the certificate of designation governing the rights, preferences and privileges of our Series A Preferred Stock may make it difficult in some respects to cause a change in control of our company and replace incumbent management. For example, the holder of our Series A Preferred Stock has the right to designate one member of our board of directors, and it also has a number of voting rights pursuant to the terms of the certificate of designation which could potentially delay, defer or prevent a change of control. In particular, the holders of our Series A preferred stock have the right to approve a number of actions by us, including some types of mergers, consolidations, acquisitions and similar transactions, and this right may create a potentially discouraging effect on, among other things, any third party's interest in completing these types of transactions with us. Consequently, the terms and conditions under which we issued our preferred stock, coupled with the existence of other anti-takeover provisions, may collectively have a negative impact on the price of our common stock, may discourage third-party bidders from making a bid for our company or may reduce any premiums paid to our stockholders for their common stock.

         In addition, our board of directors has the authority to fix the rights and preferences of, and to issue shares of, our preferred stock, which may have the effect of delaying or preventing a change in control of our company without action by our stockholders.

         Sales of Our Stock May Depress Our Stock Price. We entered into a Preferred Stock and Warrant Purchase Agreement, dated as of August 31, 2001, with the GE Power Systems division of the General Electric Company pursuant to which GE Power Systems paid us an aggregate of $1 million in consideration for 746,965 shares of our Series A Preferred Stock and a common stock purchase warrant. As part of the agreement with GE Power Systems, we agreed to file a registration statement to register the resale of the shares issuable upon conversion of the Series A Preferred Stock and the exercise of the common stock purchase warrant. Sales by GE Power Systems of the shares of our common stock issuable upon the conversion of the Series A Preferred Stock and upon the exercise of the Warrant may negatively effect the market price for our shares of common stock.

Item 2.  PROPERTIES.
         ----------

         Our principal facility is a 6,500 square foot building in Robesonia, Pennsylvania. We also rent a 1,000 square foot space adjacent to our principal facility which is used by our new product development group. We believe that our current facilities are adequate to meet our current business requirements, and that suitable additional space will be available as needed. Both buildings are owned by John D. Richardson, our founder, Chief Executive Officer and Chairman of the Board and leased on a year to year basis. The monthly rent paid by the Company to Mr. Richardson is $7,500 which we consider to be no greater than market rate for comparable space.

Item 3.  LEGAL PROCEEDINGS.
         -----------------

         We are not presently a party to any material legal proceedings nor are any material legal proceedings presently threatened against us, except as set forth below:

         On or about December 26, 2001, a lawsuit was commenced in the United States District Court for the Eastern District of Pennsylvania captioned Greenwood Partners, L.P. v. Cimnet, Inc. and John Richardson 01-CV.6624(JW). The Company and John Richardson are named as defendants in the action. The plaintiff seeks unspecified damages arising from Cimnet's alleged breach of a contract pursuant to which Cimnet allegedly agreed to pay the plaintiff securities in exchange for consulting services that the plaintiff allegedly provided to Cimnet. In the alternative, the plaintiff seeks damages for unjust enrichment or specific performance of the alleged contract. In addition, the plaintiff seeks unspecified compensatory and punitive damages on the theory that Cimnet's conduct amounts to a violation of the Securities Exchange Act of 1934, as amended. Cimnet has filed an Answer denying the substantive allegations of the Complaint and interposing a variety of affirmative defenses. Discovery has not yet commenced in the case. Cimnet believes it has substantial defenses and intends to vigorously defend the action.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
         --------------------------------------------------

         No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 2001.

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

         Our shares of Common Stock were quoted since May 28, 1998 on the OTC Bulletin Board under the symbol "WTNR" and since July 2, 1999 under the symbol "CIMK". However, the trading market for our Common Stock is extremely limited. Cimnet has not historically paid dividends on shares of its capital stock and does not anticipate paying dividends during the next year.

         The following table sets forth the range of high and low bid quotations for our Common Stock, for the two year period ended December 31, 2001 as reported by the OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. In the future, the trading volume of our common stock may be extremely limited (or non-existent). As a result, the liquidity of an investment in our common stock may be adversely affected.

                                      Common Stock
                                      ------------

                               High      Low                              High      Low
                               ----      ---                              ----      ---
         2001                                       2000
         ----                                       ----

         Quarter ended                              Quarter ended
         March 31, 2001        $1.94    $ .28       March 31, 2000        $4.50    $1.50

         Quarter ended                              Quarter ended
         June 30, 2001         $1.90    $ .97       June 30, 2000         $3.00    $1.62

         Quarter ended                              Quarter ended
         September 30, 2001    $2.20    $1.10       September 30, 2000    $1.62    $0.88

         Quarter ended                              Quarter ended
         December 31, 2001     $2.05    $1.20       December 31, 2000     $0.88    $0.25

         On February 11, 2002, the final quoted prices as reported by the OTC Bulletin Board was $2.00 for each share of Common Stock. As of February 11, 2002, there were 6,282,321 shares of Common Stock outstanding, held of record by approximately 111 record holders.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

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

Results Of Operations

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

Net Sales for the year ended December 31, 2001 increased by 177.3% or $5,393,922 over net sales for the year ended December 31, 2000. This increase is the result of the Company receiving substantial orders from one customer for its Manufacturing Execution System (MES) software and continuing business with its new and existing customers. This one customer accounted for 73.6% of net sales for the year ended December 31, 2001.

Costs of goods sold for 2001 were $1,230,589 compared to $448,921 for 2000, an increase of $781,668 or 174.1%. This increase in costs of goods sold is related to the increase of net sales by 177.3% and to the engagement of third party field engineers for the implementation of orders received.

Gross Profit for 2001 was $7,205,994 compared to $2,593,740 for 2000, an increase of $4,612,254 or 177.8%. This increase is related to the increase of net sales by 177.3%. The relative percentage of cost of goods to net sales remained consistent at approximately 15% for 2001 and 2000.

Selling, general and administrative expenses for 2001 were $2,942,318 or 34.9 % of net sales compared to $2,232,648 or 73.4% of net sales, for 2000. These amounts include non-cash expenses of $380,257 and $79,116 in 2001 and 2000, respectively, relating to stock compensation for employees, consulting and legal services. Total research and development expenses were $1,963,929 or 23.3% of net sales compared to $921,886 or 30.3% of net sales for 2000. The increase in selling, general and administrative expenses is due to an increase in personnel and the expenses associated with sales growth. The increase in research and development expenses is due to the development of a new generation of MES software. It is expected that our new generation of software, "Factelligence" will be available for sale in March 2002.

Amortization expense for 2001 was $178,424 or 2.1% of net sales compared to $133,818 or 4.4% of net sales for 2000. This increase in amortization of goodwill is attributable to a full year of amortization expense being included in 2001. Amortization of goodwill will cease on January 1, 2002. See "Recently Issued Accounting Standards."

Income from operations for 2001 was $2,121,323 compared to a loss of ($694,612) in 2000, an increase of $2,815,935. This increase is the result of the Company receiving substantial orders for its MES software from one customer.

Interest expense for 2001 was $13,994 or 0.2% of net sales and interest income was $21,379 or 0.3% of net sales, compared to interest expense of $21,357 or 0.7% of net sales for 2000. This decrease in interest expense and the existence of interest income is due to positive cash flow resulting from the 177.3% increase in net sales enabling payment on the credit line and investment of excess cash. See discussion on Liquidity and Capital Resources.

Net income for 2001 included $41,740 of realized gains on the sale of available for sale securities, compared to $0 in 2000. No amounts were invested in available for sale securities during 2000.

Income tax expense was $788,688 or 9.3% of net sales for 2001, as compared to an income tax benefit of $67,307 or 2.2% of net sales for 2000. The increase in income tax expense is attributable to the increase in pretax income of $2,886,417.

Net income for 2001 was $1,381,760 or $0.22 per common share-basic as compared to a loss of ($648,662) or ($0.11) per common share-basic in 2000.

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

Net Sales for the year ended December 31, 2000 decreased by 12.4% or $432,597 over net sales for the year ended December 31, 1999. This decrease is due to the drop of a product line in 2000 and a temporary industry slow down in the sales of manufacturing software .

Costs of goods sold for 2000 were $448,921 compared to $635,828 for 1999, a decrease of $186,907 or 29.4%. This decrease in costs of goods sold is related to the decrease in net sales of 12.4% and an increase in software sales with a greater margin of profit.

Gross Profit for 2000 was $2,593,740, compared to $2,839,430 for 1999, a decrease of $245,690 or 8.7%. This decrease is due to the overall decrease in sales.

Selling, general and administrative expenses for 2000 were $2,232,648 or 73.4 % of net sales compared to $1,866,682 or 53.7% of net sales for 1999. These amounts include non-cash expense of $79,116 for 2000 and $94,400 for 1999. Total research and development expenses were $921,886 or 30.3 % of net sales for 2000 and total research and development expenses were $793,147 or 22.8% of net sales for 1999. The increase in selling, general and administrative expenses as well as in research and development expenses, both in total and as a percentage of net sales is due to an overall decrease in sales combined with the absorption of additional expenses related to the acquisition of Real Time Information Systems in April of 2000.

Loss from operations for 2000 was ($694,612) compared to net income of $179,601 in 1999, a decrease of $874,213. This decrease in operating income is the combined result of the decrease in sales, and the increase in selling, general and administrative expenses due to absorption of additional expenses related to the acquisition of Real Time Information Systems in April of 2000 and the amortization of the $2.7 million of goodwill over 15 years.

Interest expense for 2000 was $21,357 or 0.7% of net sales compared to $36,198 or 1.0% of net sales for 1999. The decrease is due to management's efforts to reduce debt.

Income tax benefit was $67,307 or 2.2% of net sales for 2000 as compared to income tax expense of $54,766 for 1999. This decrease is due to the Company's decrease in pretax income of $859,372. Net loss for 2000 was ($648,662) or ($0.11) per common share as compared to income of $88,637 or $0.02 per common share for 1999.

Liquidity And Capital Resources

At December 31, 2001, the Company had current assets of $4,257,896 compared to $594,380 at December 31, 2000. This increase is due mainly to increases in accounts receivable, available for sale securities and cash and cash equivalents.

Predominantly, the increase in cash and cash equivalents is the result of the closing of the issuance of shares of the Company's Series A Convertible Preferred Stock and Common Stock Purchase Warrants with the General Electric Company, acting through its Power Systems business unit. Cimnet received gross proceeds of $1,000,000 from the sale of 746,965 shares of its preferred stock and up to 300,000 common stock warrants, as well as $133,875 from the exercise of 100,000 of these common stock warrants. In addition, the significant increase in revenues during 2001 has increased the Company's accounts receivable balance by $1,876,792 over 2000 levels. The Company expects to collect this entire increase in full during 2002.

Current liabilities increased by $727,885 from 2000. This increase is primarily due to an increase in deferred income. This increase relates primarily to advance billings to one customer. The Company believes that based upon its forecast for 2002, it will continue to maintain this level of working capital throughout 2002.

At December 31, 2000, the Company had current assets of $594,380 compared to $761,780 at December 31, 1999. This decrease is due to a decrease in accounts receivable resulting from a decrease in fourth quarter sales over the prior year. Current liabilities increased by $226,956 from 1999. This increase is due to an increase in the line of credit to subsidize the limited cash flow.

Operating Activities

Cash provided by (used in) operations for fiscal 2001 and 2000 was $852,917 and ($159,476), respectively. The increase in cash provided by operations in 2001 was primarily due to net income of $1,381,760 for the year.

Cash provided by (used in) operations for fiscal 2000 and 1999 was ($159,476) and $450,791, respectively. The decrease in cash provided by operations in 2000 was due to net loss of ($648,662) for the year.

Investing Activities

Investing activities consumed $686,718 and $21,747 in 2001 and 2000, respectively. During 2001 the Company purchased capital assets totaling $203,492, including a 25% interest in an aircraft, as compared to $22,736 for 2000. During 2001, the Company also used $455,726 to purchase available for sale securities. No such investments were held in 2000. Additionally, during 2001 the Company invested $27,500 for a 25% interest in a limited liability corporation that charters aircraft flights, and leases the aircraft of which the Company purchased a 25% interest during 2001.

Financing Activities

During fiscal 2001, net cash provided by financing activities was $919,003 compared to $120,430 in 2000, an increase of $798,573. This increase is due to the Company receiving $1,135,928 from the issuance of preferred stock, common stock and warrants and the exercise of stock options and warrants. During 2001, the Company repaid $208,500 on its line of credit compared to $163,508 during 2000. The increase in cash provided by financing activities excludes the assumption by the Company of long-term debt of approximately $256,000 related to the purchase of a 25% interest in an aircraft. The Company is jointly and severally liable for the total amount outstanding under the related note payable should the other owners of the aircraft fail to make payments as required.

During fiscal 2000, net cash provided by financing activities was $120,430 compared to net cash used in financing activities of ($378,301) in 1999, an increase of $498,731 in cash provided from financing activities. In 2000, the Company borrowed $163,508 from its line of credit compared with 1999's repayment of $254,000 on its line of credit.

Capital Resources

The Company has certain credit facilities with its bank including a line of credit that expires annually on April 30. As of December 31, 2001, the Company had $300,000 of unused credit available on its line of credit. The Company is current with all its obligations to its bank and has met all financial covenants in its loan documents.

Contractual Obligations

                                            Due In Less     Due In        Due in       Due after
                                 Total      Than 1 Year    1-3 Years     4-5 Years      5 Years
                               --------     -----------    ---------     ---------     ---------

Long-term debt                 $255,750      $ 40,532      $ 87,484      $ 96,800      $ 30,934

Capital lease obligations         3,760         2,820           940             0             0

Operating leases                 63,155        22,290        40,865             0             0
                               --------      --------      --------      --------      --------

                               $322,665      $ 65,642      $129,289      $ 96,800      $ 30,934
                               ========      ========      ========      ========      ========

The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources. The Company has not historically paid dividends on shares of its capital stock and does not anticipate paying any dividends during the next year.

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

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 3 the date of adoption.

The Company's previous business combinations were accounted for using the purchase method and all future business combinations will be accounted for under the purchase method. This may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $2,364,145 as of December 31, 2001. Amortization expense during the fiscal year ended December 31, 2001 was $178,424. The Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will affect its future financial position and results of operations.

In June of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003 and is not expected to have a significant impact on the Company's financial condition or results of operations.

In August of 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." This Statement also amends ARB No. 51, "Consolidated Financial Statements." The provisions of this Statement became effective for the Company on January 1, 2002 and did not have a significant impact on the financial condition or results of operations.

Item 7.  FINANCIAL STATEMENTS.
         --------------------

         See Financial Statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

         On October 4, 2001, Grant Thornton LLP ("Grant Thornton") was dismissed as the independent accountants for the Company. The reports of Grant Thornton on the Company's financial statements within the two most recent fiscal years or any subsequent interim period contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         The Company's Board of Directors approved the dismissal of Grant Thornton.

         During the two most recent fiscal years and any subsequent interim period preceding Grant Thornton's dismissal, there were no disagreement(s) with Grant Thornton on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

         No "reportable events" (as defined in Item 304 (a) (1) (v) of Regulation S-K) occurred during the Company's two most recent fiscal years and any subsequent interim period preceding the accounting firm of Grant Thornton's dismissal.

         The Company has requested that Grant Thornton furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not Grant Thornton agrees with the above statements. A copy of such letter is attached hereto as Exhibit 16.1.

         The Company engaged Beard Miller Company LLP ("Beard Miller"), as its new independent accountants as of October 5, 2001. Prior to such date, the Company did not consult with Beard Miller regarding (i) the application of accounting principles to a specified transaction, either completed or proposed,
(ii) the type of audit opinion that might be rendered by Beard Miller on the Company's financial statements, or (iii) any other matter that was the subject of a disagreement between the Company and its auditor (as defined in Item 304(a)(1)(iv) of Regulation S-K and its related instructions) or a reportable event (as described in Item 304(a) (1)(v) of Regulation S-K).


                                    PART III
                                    --------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT.
         -------------------------------------------------------------------

         Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 10. EXECUTIVE COMPENSATION.
         ----------------------

         Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

         Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

         Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
         ------------------------------------------------------------------

(a) Exhibits.
Exhibits

3.01*    Certificate of Incorporation of Cimnet.
3.02*    By-laws, as amended, of Cimnet.
3.03* Certificate of Designation of the Rights, Preferences and Limitations of Series A Convertible Preferred Stock of the Company.
4.01*    Specimen Certificate for shares of Cimnet's Common Stock.

10.01*   1999 Stock Plan, as amended.
10.02*   Lease Agreement for the executive offices.
10.03* Preferred Stock and Warrant Purchase Agreement dated as of August 31, 2001 by and between the Company and the Purchaser.
10.04* Common Stock Purchase Warrant dated as of August 31, 2001 issued by the Company to the Purchaser.
10.05* Registration Rights Agreement dated as of August 31, 2001 by and between the Company and the Purchaser.
10.06* Voting Agreement dated as of August 31, 2001 by and among the Purchaser, the Company and John D. Richardson.
99.1 Report of Grant Thornton LLP with respect to the Company's financial statements for the year ended December 31, 2000.

------------
* Previously filed with the Securities and Exchange Commission.

(b) Reports on Form 8-K

         (i) Current Report on Form 8-K filed on October 12, 2001 with respect to Item 4.

         (ii) Current Report on Form 8-K filed on December 19, 2001 with respect to Item 5.

CIMNET, INC.
--------------------------------------------------------------------------------
TABLE OF CONTENTS



                                                                        PAGE NO.

FINANCIAL STATEMENTS:

   Independent Auditor's Report ........................................  F-1
   Balance Sheets ......................................................  F-2
   Statements of Liabilities and Stockholders' Equity ..................  F-3
   Statements of Operations ............................................  F-4
   Statements of Changes in Stockholders' Equity .......................  F-5
   Statements of Cash Flows ............................................  F-6
   Notes to Financial Statements .......................................  F-8

CIMNET, INC.
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders
Cimnet, Inc.
Robesonia, Pennsylvania


         We have audited the accompanying balance sheet of Cimnet, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cimnet, Inc. for the year ended December 31, 2000 were audited by other auditors whose report, dated January 22, 2001, expressed an unqualified opinion on those financial statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require than we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cimnet, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                       /s/ Beard Miller Company LLP

Reading, Pennsylvania
January 28, 2002

CIMNET, INC.
----------------------------------------------------------------------------------------
BALANCE SHEETS



                                     ASSETS

                                                                       December 31,
                                                                 -----------------------
                                                                    2001         2000
                                                                 ----------   ----------
CURRENT ASSETS

   Cash and cash equivalents                                     $1,093,153   $    7,951
   Available for sale securities                                    475,015            0
   Accounts receivable, net of allowance for doubtful accounts
      2001 $60,000; 2000 $-0-                                     2,222,716      345,924
   Inventories                                                      135,987       54,958
   Prepaid expenses                                                 108,023       52,253
   Prepaid income taxes                                                   0       86,340
   Deferred income tax assets                                       223,002       46,954
                                                                 ----------   ----------

      Total Current Assets                                        4,257,896      594,380
                                                                 ----------   ----------

PROPERTY AND EQUIPMENT, NET                                         578,986      194,219
                                                                 ----------   ----------

GOODWILL, NET                                                     2,364,145    2,542,569
                                                                 ----------   ----------

OTHER ASSETS                                                         27,500            0
                                                                 ----------   ----------





      Total Assets                                               $7,228,527   $3,331,168
                                                                 ==========   ==========



See notes to financial statements.
----------------------------------------------------------------------------------------
                                          F-2

CIMNET, INC.
---------------------------------------------------------------------------------------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          December 31,
                                                                   --------------------------
                                                                       2001           2000
                                                                   -----------    -----------
CURRENT LIABILITIES

   Line of credit                                                  $         0    $   208,500
   Current portion of long-term debt                                    42,913          8,558
   Accounts payable                                                    332,799        173,889
   Accrued expenses                                                     98,623        150,273
   Accrued income taxes                                                242,077              0
   Due to related party                                                      0         10,000
   Deferred income                                                   1,101,134        538,441
                                                                   -----------    -----------

      Total Current Liabilities                                      1,817,546      1,089,661
                                                                   -----------    -----------

LONG-TERM DEBT, NET OF CURRENT PORTION                                 216,254          3,284
                                                                   -----------    -----------

DEFERRED INCOME TAX LIABILITY                                           16,968              0
                                                                   -----------    -----------

      Total Liabilities                                              2,050,768      1,092,945
                                                                   -----------    -----------

STOCKHOLDERS' EQUITY

   Common stock, $.0001 par value; 15,000,000 shares authorized;
      6,282,321 and 6,093,131 shares issued and outstanding
      December 31, 2001 and 2000                                           628            609
   Preferred stock, $.0001 8% cumulative convertible; 5,000,000 shares authorized; 746,965 and -0- shares issued and
      outstanding December 31, 2001 and 2000                                75              0
   Additional paid-in capital                                        5,321,764      3,789,805
   Retained earnings (deficit)                                          88,269     (1,252,599)
   Accumulated other comprehensive loss                                (13,605)             0
   Deferred compensation                                              (219,372)      (299,592)
                                                                   -----------    -----------

      Total Stockholders' Equity                                     5,177,759      2,238,223
                                                                   -----------    -----------

      Total Liabilities and Stockholders' Equity                   $ 7,228,527    $ 3,331,168
                                                                   ===========    ===========



---------------------------------------------------------------------------------------------
                                             F-3

CIMNET, INC.
---------------------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS



                                                                    Years Ended December 31,
                                                                   --------------------------
                                                                       2001           2000
                                                                   -----------    -----------

NET SALES                                                          $ 8,436,583    $ 3,042,661

COST OF GOODS SOLD                                                   1,230,589        448,921
                                                                   -----------    -----------

      Gross Profit                                                   7,205,994      2,593,740
                                                                   -----------    -----------

OPERATING EXPENSES

   Selling, general and administrative                               2,562,061      2,153,532
   Stock compensation - employees, consulting and legal services       380,257         79,116
   Research and development                                          1,963,929        921,886
   Amortization of goodwill                                            178,424        133,818
                                                                   -----------    -----------

                                                                     5,084,671      3,288,352
                                                                   -----------    -----------

      Operating Income (Loss)                                        2,121,323       (694,612)

OTHER INCOME (EXPENSES)

   Interest income (expense), net                                        7,385        (21,357)
   Realized gain on the sale of available for sale securities           41,740              0
                                                                   -----------    -----------

                                                                        49,125        (21,357)
                                                                   -----------    -----------

      Income (Loss) before Income Tax Expense (Benefit)              2,170,448       (715,969)

INCOME TAX EXPENSE (BENEFIT)                                           788,688        (67,307)
                                                                   -----------    -----------

      Net Income (Loss)                                            $ 1,381,760    ($  648,662)
                                                                   ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE - BASIC                         $      0.22    ($     0.11)
                                                                   ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED                       $      0.20    ($     0.11)
                                                                   ===========    ===========



See notes to financial statements.
---------------------------------------------------------------------------------------------
                                             F-4

CIMNET, INC.
-----------------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                 Accumulated
                                                                                                    Other
                              Common Stock           Preferred Stock     Additional   Retained     Compre-
                         ----------------------  ----------------------    Paid-In    Earnings     hensive    Deferred
                           Shares      Amount      Shares      Amount      Capital    (Deficit)     Loss    Compensation    Total
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

BALANCE, DECEMBER 31,
1999                      4,899,000  $      490           0  $        0  $  814,021  ($ 603,937) $        0  ($  89,600) $  120,974
  Net loss                        0           0           0           0           0    (648,662)          0           0    (648,662)
  Excess of fair
    value of stock
    over exercise
    price of options
    granted                       0           0           0           0     289,108           0           0    (289,108)          0
  Stock compensation
    expense                       0           0           0           0           0           0           0      79,116      79,116
  Purchase of Realtime
    Information Systems   1,194,131         119           0           0   2,686,676           0           0           0   2,686,795
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

BALANCE, DECEMBER 31,
2000                      6,093,131         609           0           0   3,789,805  (1,252,599)          0    (299,592)  2,238,223
                                                                                                                         ----------

  Comprehensive income:
    Net income                    0           0           0           0           0   1,381,760           0           0   1,381,760
    Unrealized loss on
      available for
      sale securities             0           0           0           0           0           0     (13,605)                (13,605)
                                                                                                                         ----------

  Total comprehensive
    income                                                                                                                1,368,155
                                                                                                                         ----------

  Stock compensation
    expense                  30,619           3           0           0      54,193           0           0      80,220     134,416
  Consulting and legal
    service expense
    fair value of
    options and
    warrants granted              0           0           0           0     300,037           0           0           0     300,037
  Change in fair value
    of stock warrants
    issued for sales
    commitments                   0           0           0           0      27,000           0           0           0      27,000
  Issuance of shares
    of 8% cumulative
    convertible pre-
    ferred stock and
    warrants                      0           0     746,965          75     999,925           0           0           0   1,000,000
  Dividends and
    accretion on pre-
    ferred stock                  0           0           0           0      14,892     (40,892)          0           0     (26,000)
  Exercise of stock
    options and warrants    158,571          16           0           0     135,912           0           0           0     135,928
                         ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

BALANCE, DECEMBER 31,
2001                      6,282,321  $      628     746,965  $       75  $5,321,764  $   88,269  ($  13,605) ($ 219,372) $5,177,759
                         ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========



See notes to financial statements.
-----------------------------------------------------------------------------------------------------------------------------------
                                                                F-5

CIMNET, INC.
------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS

                                                                       Years Ended December 31,
                                                                      --------------------------
                                                                          2001           2000
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                  $ 1,381,760    ($  648,662)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                    251,009        200,190
         Noncash charitable contribution                                        0          3,245
         Allowance for future returns                                      94,095          8,711
         Realized gain on sale of securities                              (41,740)             0
         Provision for doubtful accounts                                   60,000              0
         Provision for deferred income taxes                             (150,234)         6,169
         Loss on disposal of property and equipment                         1,890              0
         Stock warrants - sales commitments                                27,000              0
         Stock options - employees                                         80,220         79,116
         Stock options and warrants - consulting and legal services       300,037              0
         Stock granted - employee                                          54,196              0
         (Increase) decrease in assets:
            Accounts receivable                                        (2,030,887)       158,572
            Inventories                                                   (81,029)       (20,144)
            Prepaid expenses                                              (55,770)        25,654
            Prepaid income taxes                                           86,340        (47,183)
         Increase (decrease) in liabilities:
            Accounts payable                                              158,910         46,967
            Accrued expenses                                              (77,650)        94,924
            Accrued income taxes                                          242,077        (17,714)
            Deferred income                                               562,693         (9,298)
            Due to related party                                          (10,000)       (40,023)
                                                                      -----------    -----------

           Net Cash Provided by (Used in) Operating Activities            852,917       (159,476)
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in limited partnership                                      (27,500)             0
   Purchase of property and equipment                                    (203,492)       (22,736)
   Purchase of available for sale securities                             (948,645)             0
   Proceeds from the sale of available for sale securities                492,919              0
   Cash acquired through acquisition                                            0            989
                                                                      -----------    -----------

           Net Cash Used in Investing Activities                         (686,718)       (21,747)
                                                                      -----------    -----------



------------------------------------------------------------------------------------------------
                                              F-6

CIMNET, INC.
-------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                        Years Ended December 31,
                                                                       --------------------------
                                                                           2001           2000
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of preferred stock and warrants              $ 1,000,000    $         0
   Net proceeds from (payments on) line of credit                         (208,500)       163,508
   Principal payments on long-term borrowings                               (8,425)       (43,078)
   Proceeds on exercise of stock options and stock warrants                135,928              0
                                                                       -----------    -----------

         Net Cash Provided by Financing Activities                         919,003        120,430
                                                                       -----------    -----------

         Net Increase (Decrease) in Cash and Cash Equivalents            1,085,202        (60,793)

CASH AND CASH EQUIVALENTS - BEGINNING                                        7,951         68,744
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                                     $ 1,093,153    $     7,951
                                                                       ===========    ===========

SUPPLEMENTARY CASH FLOWS INFORMATION

   Interest paid                                                       $    15,743    $    19,608
                                                                       ===========    ===========

   Income taxes paid, net of refunds                                   $   622,000    $    10,146
                                                                       ===========    ===========

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES

   Issuance of employee stock options                                  $         0    $   289,108
                                                                       ===========    ===========

   Stock purchase of shares of common stock of Real Time
      Information Systems for 1,194,131 shares of common stock
      ($2,686,676) and additional amount due ($10,000)                 $         0    $ 2,696,794
                                                                       ===========    ===========

   Equipment acquired under capital lease                              $         0    $     6,354
                                                                       ===========    ===========

   Purchase of interest in aircraft and assumption of related debt     $   255,750    $         0
                                                                       ===========    ===========



-------------------------------------------------------------------------------------------------
                                               F-7

CIMNET, INC.
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS

              Cimnet, Inc. (the Company) is in the business of the development, sale and maintenance of computer integrated manufacturing software. The Company also is engaged in the resale of hardware that is incidental to the operation of its software products. The Company's software is a manufacturing execution system, which enables factories to monitor work flows and manufacturing processes. The Company's office is located in Robesonia, Pennsylvania, and the Company has sales throughout the United States and abroad. Approximately 84% of the sales for the year ended December 31, 2001 were throughout the United States. Credit is granted on terms that the Company establishes for individual customers.

NOTE 2 - BASIS OF PRESENTATION

              On April 14, 2000, the Company acquired Realtime Information Systems, PTY (Realtime) an Australian company engaged in the business of creating and developing software for shop floor control. Under the terms of the Purchase Agreement, the Company acquired all of the outstanding capital stock of Realtime in exchange for payment by the Company of $10,000 and the issuance of 1,194,131 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting. The Company recorded $2,676,387 of goodwill as a result of the acquisition. The December 31, 2000 financial statements include the accounts of the Company and the Company's wholly-owned subsidiary, Realtime Information Systems. They include the operations of Realtime for the period from April 14, 2000 through December 31, 2000. All material intercompany balances were eliminated. On January 1, 2001, Realtime was merged with and into the Company.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Revenue Recognition

                  The Company generates revenue principally from the following sources:

                      Software and Hardware

                           Revenues are recorded when software or hardware products are shipped and are recorded net of allowance for estimated returns, price concessions and other discounts.

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

                      Services

                           Revenues for services (installation, engineering and training) are recognized when services are completed.

                      Maintenance Agreements

                           Maintenance agreements generally require the Company to provide technical support and certain software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the maintenance agreement.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Revenue Recognition (Continued)

                  The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2, "Software Revenue Recognition," as well as the SEC staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

              Securities

                  Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Securities available for sale are carried at fair value. Unrealized gains or losses are included in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings.

              Inventories

                  Inventories, which consist entirely of hardware purchased for resale, are stated at the lower of average cost (first-in, first-out method) or market.

              Property and Equipment

                  Property and equipment are stated at cost. Depreciation on equipment is computed by the declining-balance method over their estimated useful lives. Improvements to leased property are amortized over the lesser of the life of the lease or the lives of the improvements. An aircraft is being amortized over seven years under the straight-line method and software is amortized over three years under the straight-line method.

                  Expenditures for betterments and additions are capitalized, while maintenance and repairs are charged to expense when incurred. When depreciable property is retired or otherwise disposed of, the related assets and accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in earnings.

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

              Other Assets

                  The Company is accounting for its 25% investment in Reading Air Charter, LLC (RAC) by the equity method of accounting and has included this amount in other assets at December 31, 2001. Under this method, the net income of RAC is recognized as income in the Company's income statements and added to the investment account, and distributions received from RAC are treated as a reduction of the investment account. Allocation of RAC's profits is governed by a Partnership Agreement, although it is generally based on the ownership percentage of each of the partners. The Company invested in RAC on December 3, 2001 and its operations for the period ended December 31, 2001 were not material.

                  Concurrent with entering this investment, the Company acquired a 25% interest in an aircraft that is leased to RAC (see Note
                  8).

              Goodwill

                  Goodwill is amortized using the straight-line method over fifteen years. Amortization expense for the years ended December 31, 2001 and 2000 amounted to $178,424 and $133,818, respectively.

                  The carrying value of goodwill is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If this review indicates that the value assigned to goodwill would not be recoverable as determined based upon undiscounted future cash flows over the remaining amortization period, the Company's carrying value of goodwill would be reduced by the excess of such value over projected discounted future cash flows.

              Deferred Income

                  Deferred income represents prepayments on maintenance contracts and advance billings on software and hardware sales. Income on maintenance contracts is recognized over the life of the contract. Income on advance billings is recognized as work progresses and expenses are incurred.

              Income Taxes

                  The Company accounts for its income taxes under the liability method specified by SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.

              Net Income (Loss) Per Common Share

                  The Company reports earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

                  in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Stock Options and Warrants

                  The Financial Accounting Standards Board's SFAS No. 123, "Accounting for Stock-Based Compensation," contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Stock compensation expense and sales discounts recognized for nonemployee legal and consulting services and customer purchases totaled $327,037 and $-0- for the years ended December 31, 2001 and 2000, respectively.

                  SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." The Company accounts for its employee stock option plans under APB Opinion No. 25. Compensation expense recognized for stock options issued to employees with an exercise price less than the fair market value of the related common stock amounted to $80,220 and $79,116 for the years ended December 31, 2001 and 2000, respectively. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

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

              Cash and Cash Equivalents

                  The Company considers all investments with an original maturity of three months or less to be cash equivalents.

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

              Software Development Costs

                  Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross product revenue, estimated economic product lives, and changes in software and hardware technology. Amounts that would have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company.

              Software Development Costs (Continued)

                  Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense as research and development until the technological feasibility of the product has been established. Costs incurred after technological feasibility have been established for software development, maintenance and product enhancements and acquisition costs are included in cost of goods sold.

              Advertising Costs

                  The Company expenses the cost of advertising the first time advertising takes place, except for prepaid advertising. Prepaid advertising consists principally of the costs of developing advertising materials including sales literature and catalogs. These costs are expensed on a monthly basis over the estimated useful life of the materials, generally over 12 to 24 months. At December 31, 2001 and 2000, $1,728 and $2,206 of advertising costs, respectively, were included in prepaid expenses. Advertising expense for the years ended December 31, 2001 and 2000 was $113,258 and $77,771, respectively.

              Comprehensive Income

                  Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are the components of comprehensive income.

                  The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                                         2001            2000
                                                                       --------        --------

                   Unrealized holding losses arising during the year   $ 22,451        $      0

                   Tax effect                                            (8,846)              0
                                                                       --------        --------

                      Net of Tax Amount                                $ 13,605        $      0
                                                                       ========        ========

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

              Reclassifications

                  Certain amounts in the prior year financial statements have been reclassified to conform to their presentation at December 31, 2001. These adjustments had no effect to the net income for either year.

              Recently Issued Accounting Standards

                  In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                  SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. It also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption.

                  The Company's previous business combinations were accounted for using the purchase method and all future business combinations will be accounted for under the purchase method. This may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $2,364,145 as of December 31, 2001. Amortization expense during the fiscal year ended December 31, 2001 was $178,424. The Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will affect its future financial position and results of operations.

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Recently Issued Accounting Standards (Continued)

                  In June of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003 and is not expected to have a significant impact on the Company's financial condition or results of operations.

                  In August of 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." This Statement also amends ARB No. 51, "Consolidated Financial Statements." The provisions of this Statement became effective for the Company on January 1, 2002 and did not have a significant impact on the financial condition or results of operations.

NOTE 4 - SECURITIES

              The amortized cost and approximate fair value of securities as of December 31, 2001 is summarized as follows:

                                                        Gross       Gross
                                          Amortized   Unrealized  Unrealized    Fair
                                             Cost       Gains       Losses      Value
                                          ---------   ---------   ---------   ---------

         Available for sale securities,
            equities securities           $ 497,466   $  13,065    ($35,516)  $ 475,015
                                          =========   =========   =========   =========

              The gross realized gains on sales of available for sale securities totaled $41,740 and $-0-, respectively, for the years ended December 31, 2001 and 2000. There were no realized losses during either year.

              No securities were held by the Company as of December 31, 2000.

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 5 - PROPERTY AND EQUIPMENT

              Property and equipment consisted of the following at December 31, 2001 and 2000:

                                                                             Estimated
                                                 2001           2000       Useful Lives
                                             -----------    -----------    ------------

         Furniture, fixtures and equipment   $   559,750    $   486,184    3 - 10 years
         Aircraft - 25% interest                 328,900              0    7 years
         Leasehold improvements                  211,676        171,858    7 - 40 years
         Computer software                        17,522         16,302    3 - 5 years
                                             -----------    -----------

                                               1,117,848        674,344

         Accumulated depreciation and
            amortization                        (538,862)      (480,125)
                                             -----------    -----------

                                             $   578,986    $   194,219
                                             ===========    ===========

              Depreciation and amortization related to property and equipment amounted to $72,585 and $66,372 for the years ended December 31, 2001 and 2000, respectively.

NOTE 6 - INCOME TAXES

              The provision for income taxes for the years ended December 31, 2001 and 2000 was as follows:

                                                   2001              2000
                                                ---------         ---------

                  Federal:
                     Current                    $ 810,371         ($ 63,043)
                     Deferred                    (129,735)            5,569

                  State:
                     Current                      128,551           (10,433)
                     Deferred                     (20,499)              600
                                                ---------         ---------

                                                $ 788,688         ($ 67,307)
                                                =========         =========


--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES (CONTINUED)

              A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

                                                           2001         2000
                                                        ---------    ---------

                  Pretax at statutory rate              $ 747,132    ($243,429)
                  State taxes, net of federal benefit     133,344      (30,603)
                  Nondeductible meals                      31,784        5,248
                  Goodwill                                 60,664       45,498
                  Valuation allowance                    (179,382)     179,382
                  Other                                    (4,854)     (23,403)
                                                        ---------    ---------

                                                        $ 788,688    ($ 67,307)
                                                        =========    =========

              Income tax expense includes $16,446 and $-0- in 2001 and 2000, respectively, of income tax expense related to net realized securities gains.

              The net deferred tax asset for the years ended December 31, 2001 and 2000 consists of the following:

                                                                             2001         2000
                                                                          ---------    ---------

                  Deferred tax assets:
                     Deferred compensation                                $ 173,784    $  31,172
                     Allowance for doubtful accounts                         23,640            0
                     Accrued vacation                                        16,732       15,782
                     Unrealized losses on securities available for sale       8,846            0
                     Net operating loss carryforward                              0      179,382
                                                                          ---------    ---------

                                                                            223,002      226,336

                  Valuation allowance                                             0     (179,382)
                                                                          ---------    ---------

                        Total Deferred Tax Asset                            223,002       46,954

                  Deferred tax liabilities:
                     Depreciation expense                                   (16,968)           0
                                                                          ---------    ---------

                        Net Deferred Tax Asset                            $ 206,034    $  46,954
                                                                          =========    =========

              The Company had loss carryforwards totaling approximately $455,000 for which a deferred tax asset was recorded at December 31, 2000, with a corresponding valuation allowance. The Company decreased the valuation allowance by $179,382 during 2001, based upon the 2001 results of operations.

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 7 - LINE OF CREDIT

              The Company has a $300,000 line of credit with a bank subject to a borrowing base formula. Interest is payable monthly at the bank's prime interest rate plus .75%. The amount outstanding at December 31, 2001 and 2000 was $-0- and $208,500, respectively. The line of credit expires annually on April 30. The line of credit is collateralized by a first lien security interest in all business assets.

NOTE 8 - LONG-TERM DEBT

              Long-term debt consisted of the following at December 31, 2001 and 2000:

                                                                                 2001         2000
                                                                              ---------    ---------

                  Note payable, representing 25% of an obligation
                     outstanding, secured by an aircraft, payable in fixed
                     monthly installments of $4,381 including interest at
                     3.04% plus a variable per annum rate equal to the
                     rate listed for "1-Month" Commercial Paper (5.07%
                     at December 31, 2001) through August 2008 (see
                     Notes 3 and 5)                                           $ 255,750    $       0
                  Capital lease obligations for various equipment; interest
                     rate imputed at 19.63%; payable in monthly
                     installments of $235 through April 2003;
                     collateralized by the equipment under capital lease          3,417        5,377
                  Debt repaid during 2001                                             0        6,465
                                                                              ---------    ---------

                                                                                259,167       11,842

                  Current portion                                               (42,913)      (8,558)
                                                                              ---------    ---------

                                                                              $ 216,254    $   3,284
                                                                              =========    =========

              The future minimum payments required on the note payable at December 31, 2001 are as follows:

                     2002                                    $  40,532
                     2003                                       42,636
                     2004                                       44,848
                     2005                                       47,176
                     2006                                       49,624
                     Thereafter                                 30,934
                                                             ---------

                                                             $ 255,750
                                                             =========

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 8 - LONG-TERM DEBT (CONTINUED)

              Future minimum payments required under the lease obligation at December 31, 2001 are as follows:

                     2002                                    $   2,820
                     2003                                          940
                                                             ---------

                          Total Minimum Lease Payments           3,760

                     Amount representing interest                 (343)
                                                             ---------

                          Present Value of Minimum Lease     $   3,417
                             Payments                        =========

              Interest expense for the years ended December 31, 2001 and 2000 was $13,994 and $21,357, respectively.

NOTE 9 - EARNINGS PER SHARE

              The Company's calculation of earnings per share is as follows:

                                                                   December 31,
                                                            --------------------------
                                                                2001           2000
                                                            -----------    -----------

                  Net income (loss)                         $ 1,381,760    ($  648,662)
                  Preferred stock dividends                     (26,000)             0
                  Preferred stock discount accretion            (14,892)             0
                                                            -----------    -----------

                     Net Income Available to Common
                        Stockholders                        $ 1,340,868    ($  648,662)
                                                            ===========    ===========

                  Average basic shares outstanding            6,182,988      5,750,552
                  Assumed conversion of preferred stock         234,464              0
                  Effect of dilutive options and warrants       410,142              0
                                                            -----------    -----------

                     Average Diluted Shares Outstanding       6,827,594      5,750,552
                                                            ===========    ===========

                  Net income (loss) per common share:
                     Basic                                  $      0.22    ($     0.11)
                                                            ===========    ===========

                     Diluted                                $      0.20    ($     0.11)
                                                            ===========    ===========

              Options to purchase 260,000 shares of common stock with exercise prices ranging from $1.50 to $2.00 per share were not included in the computation of 2001 net income per share due to exercise price exceeding the average market price of these options.

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 9 - EARNINGS PER SHARE (CONTINUED)

              Options and warrants to purchase 865,000 shares of common stock with exercise prices ranging from $0.05 to $1.50 per share were not included in the computation of 2000 net loss per share due to the net loss incurred in 2000.

NOTE 10 - RELATED PARTY TRANSACTIONS

              The Company is affiliated with High Printing and Graphics, Inc. The Company's President owns a 50% interest in High Printing and Graphics, Inc. During the years ended December 31, 2001 and 2000, the Company conducted transactions with the related party which were immaterial, both individually and in the aggregate.

              The Company rents space from the Company's stockholders on a month-to-month basis. Rent expense for 2001 and 2000 relating to this arrangement was $90,000.

              The total rental expense, which includes various operating leases that have future minimum rental commitments, included in the statements of operations for the years ended December 31, 2001 and 2000 was $155,925 and $109,277, respectively (see Note 14).

NOTE 11 - EMPLOYEE DEFERRED SALARY PLAN

              The Company has an employee savings plan subject to the provisions of Section 401(k) of the Internal Revenue Code. Under the terms of the Plan, the Company will match 25% of the participant's contribution, up to 6% of the participant's compensation. The total Company contributions included in the statements of operations for the years ended December 31, 2001 and 2000 were $23,675 and $17,871, respectively.

NOTE 12 - STOCKHOLDERS' EQUITY

              In January 2001, the Company entered into a two-year agreement with a marketing firm in which a total of 400,000 stock warrants were issued. The agreement calls for 16,667 warrants to vest per month. 200,000 warrants were vested at December 31, 2001. Each warrant is exercisable for one share of common stock at an exercise price of $0.25 per share. The weighted-average fair value of the vested warrants was $1.39. Total marketing expense related to the vested warrants amounted to $277,297 for the year ended December 31, 2001. These warrants expire on December 31, 2006.

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

              In August 2001, the Company issued 746,965 shares of its Series A Convertible Preferred Stock and 300,000 Common Stock Purchase Warrants for $1,000,000. Approximately $134,000 of the $1,000,000 purchase price has been allocated to the fair value of the warrants, generating a discount on preferred stock that is being accreted over a period of three years. Such accretion was $14,892 for the year ended December 31, 2001. The warrants are exercisable at the fair market value of the Company's stock. 100,000 warrants vested immediately and were exercised for $133,000. The remaining 200,000 warrants vest equally on January 1, 2002 and 2003 and are exercisable at the fair value of the Company's stock on those dates, so long as certain revenue targets are satisfied with respect to license and service fees paid to the Company. The warrants expire three years from date of issuance. Net sales for the year ended December 31, 2001 include sales discounts of $27,000 related to the change in the fair value of the warrants that vest on January 1, 2002, from the fair value calculated on the date of issuance.

              Each of the preferred shares is convertible into shares of the Company's common stock at a conversion price of $1.33875, subject to certain anti-dilution adjustments. The holders of the Series A Preferred Shares are entitled to receive an annual cumulative dividend on each share of the Series A Preferred Shares equal to 8% of the Issuance Price ($1.33875) payable quarterly on the fifteenth day following the end of each fiscal quarter, in kind, in the form of additional shares of the Series A Preferred Stock, or at the election of the Company in cash; provided, however, that dividends on the Series A Preferred Shares: will cease to accrue and will not be payable for any year during which the Fair Market Value (as defined) of the Common Stock, as of the anniversary date of August 17, increases by an amount equal to or greater than 8% over the Fair Market Value of the Common Stock as of the preceding August 17 and will permanently cease to accrue, and dividends accrued and unpaid with respect to any partial dividend period prior to such date will not be payable, if the Fair Market Value of the Common Stock, at any time after the effectiveness date of the initial registration covering the public resale of the shares of Common Stock issuable upon the exercise of the Series A Preferred Shares equals or exceeds the average Closing Price (as defined) multiplied by 2 for the 25 day period following the effective date of the Initial Registration. For the year ended December 31, 2001, dividends in the amount of $26,000 were accrued related to the Series A Preferred Shares outstanding.

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

              The holders of the Series A Preferred Stock shall have the following rights with the Common Stock holders:

              (a) Vote on an as-converted basis, with the Common Stock on all matters submitted to a vote of stockholders;

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

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

              The shares of Series A Preferred Stock shall be redeemable, at the option of the holders, for 115% of the original purchase price, plus all accrued and unpaid dividends, if the Company fails to file a registration statement within 180 days following the Closing Date relating to the resale of the shares of common stock issuable upon the conversion of the Series A Preferred Stock and upon exercise of the Warrants.

NOTE 13 - STOCK OPTION PLAN

              On June 8, 1999, the stockholders approved the adoption of the 1999 stock option plan (the 1999 Plan). The purpose of the 1999 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of the Company may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants and independent contractors. A total of 1,300,000 shares of common stock have been made available. The options under this Plan vest over a five-year period, in 20% increments on each successive anniversary of the date of the grant, with varying expiration dates.

              At December 31, 2001, 1,010,000 options have been granted under the 1999 Plan of which 725,000 have been granted below market price. At December 31, 2000, 985,000 options were granted, of which 725,000 were granted below market price. Compensation expense related to these options was $80,220 and $79,116 for employees and directors, and $22,740 and $-0- for legal counsel for the years ended December 31, 2001 and 2000, respectively. In addition, the Company had an additional 100,000 options outstanding as a result of a consulting agreement in a prior year. During 2001, 28,571 of these options were exercised. The remaining options were forfeited.

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 13 - STOCK OPTION PLAN (CONTINUED)

              Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                                    2001          2000
                                                                 ----------    ----------

                  Net income (loss):
                     As reported                                 $1,381,760   ($  648,662)
                     Pro forma                                    1,228,842      (654,822)

                  Earnings per share of common stock, basic:
                     As reported                                       0.22         (0.11)
                     Pro forma                                         0.19         (0.11)

                  Earnings per share of common stock, diluted:
                     As reported                                       0.20         (0.11)
                     Pro forma                                         0.18         (0.11)

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2001 and 2000: dividend yield of 0% for both years, expected volatility of 142% and 120%, the average risk-free interest rate of 4.78% and 6.47% for 2001 and 2000; and expected lives of 6.83 years and 8.94 years for the directors and
         7.0 years and 2.6 years for consulting options, in 2001 and 2000, respectively.

              A summary of the status of the 2000 plan as of December 31, 2001 and 2000 is presented below:

                                                   2001                      2000
                                          ----------------------    ----------------------
                                                       Weighted                  Weighted
                                                        Average                   Average
                                                       Exercise                  Exercise
                                            Shares       Price        Shares       Price
                                          ---------    ---------    ---------    ---------

Outstanding, beginning of year            1,085,000    $    1.07      550,000    $    1.05
   Granted                                   25,000         1.32      535,000         1.09
   Forfeited                                (71,429)       (1.25)           0         0.00
   Exercised                                (58,571)       (0.64)           0         0.00
                                          ---------    ---------    ---------    ---------

Outstanding, end of year                    980,000    $    1.09    1,085,000    $    1.07
                                          =========    =========    =========    =========

Options exercisable at year-end             375,557    $    0.58      287,954    $    0.85
                                          =========    =========    =========    =========

Weighted average fair value of
   options granted during the year                     $    0.89                 $    1.52
                                                       =========                 =========

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 13 - STOCK OPTION PLAN (CONTINUED)

              The following table summarizes information about options outstanding at December 31, 2001 and 2000:

                         2001                                        2001
                  Options Outstanding                         Options Exercisable
-------------------------------------------------------    --------------------------
                                 Weighted
                 Number          Average       Weighted        Number        Weighted
Range of     Outstanding at     Remaining      Average     Outstanding at    Average
Exercise      December 31,     Contractual     Exercise     December 31,     Exercise
 Prices           2001         Life (Years)     Price           2001          Price
---------    --------------    ------------    --------    --------------    --------

  $0.05          195,000           6.17          $0.05          60,674         $0.05
0.60-0.90         25,000           6.63           0.72           8,756          0.68
0.91-1.50        560,000           6.59           1.14         239,461          1.14
1.51-2.00        200,000           6.25           2.00          66,666          2.00
                --------                                      --------

                 980,000                                       375,557
                ========                                      ========

                         2000                                        2000
                  Options Outstanding                         Options Exercisable
-------------------------------------------------------    --------------------------
                                 Weighted
                 Number          Average       Weighted        Number        Weighted
Range of     Outstanding at     Remaining      Average     Outstanding at    Average
Exercise      December 31,     Contractual     Exercise     December 31,     Exercise
 Prices           2000         Life (Years)     Price           2000          Price
---------    --------------    ------------    --------    --------------    --------

  $0.05           225,000          7.18           $0.05          45,673         $0.05
0.75-1.12         520,000          7.67            1.08         111,820          1.10
1.13-1.50         140,000          2.59            1.32         103,795          1.26
1.51-2.00         200,000          7.25            2.00          26,666          2.00
                ---------                                     ---------

                1,085,000                                       287,954
                =========                                     =========

NOTE 14 - COMMITMENTS AND CONTINGENCIES

              The Company leases various office equipment and a vehicle which are classified as operating leases. The following is a schedule by years of minimum rental payments under such operating leases that expire at various dates through 2004.

                  Years ending December 31:
                            2002                               $ 22,290
                            2003                                 22,290
                            2004                                 18,575
                                                               --------

                                                               $ 63,155
                                                               ========

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

              During 2001, the Company obtained a 25% interest in an aircraft and assumed 25% of the related outstanding debt (Note 8). The Company is jointly and severably liable for the total outstanding debt should the other 75% of the aircraft ownership fail to honor their obligations. The total amount outstanding on this obligation was $1,023,000 at December 31, 2001.

              Cimnet, Inc. is involved in ordinary and routine litigation incidental to its business. The Company is not party to any pending legal proceedings that, in the opinion of management, would have a material adverse effect on the results of its operations or financial position.


NOTE 15 - CONCENTRATION OF RISK

              Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash which may, at times, exceed F.D.I.C. limits and trade accounts receivable.

              During 2001, the Company had sales to one customer totaling $6,210,048 of which $1,257,882 was outstanding at December 31, 2001. No sales took place with this customer in 2000. No other significant concentrations existed at December 31, 2001 and 2000.

--------------------------------------------------------------------------------

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: Robesonia, Pennsylvania
       February 25, 2002


                                       CIMNET, INC.



                                       By: /s/ JOHN D. RICHARDSON
                                               ---------------------------------
                                               John D. Richardson
                                               Chairman of the Board, Chief
                                               Executive Officer and Chief
                                               Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                         Title                      Date
---------                                         -----                      ----

/s/ JOHN D. RICHARDSON           Chairman of the Board, Chief Executive
---------------------------      Officer and Chief Accounting Officer        February 25, 2002
John D. Richardson


/s/ DAVID BIRK                   Director                                    February 25, 2002
---------------------------
David Birk


/s/ MARK FINKLE                  Director                                    February 25, 2002
---------------------------
Mark Finkle


/s/ WILLIAM NYMAN                Director                                    February 25, 2002
---------------------------
William Nyman


/s/ EDMUND STEINIKE              Director                                    February 25, 2002
---------------------------
Edmund Steinike