Form 10QSB
period 2002-03-31
CIMNET INC/PA
filed 2002-05-15
CIK 1035901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM
               TO
       --------  --------

                         Commission File Number: 022597

                                  CIMNET, INC.
                                  ------------
               (Exact name of registrant as specified in charter)

             Delaware                                         52-2075851
      ------------------------------                     ---------------------
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

The Company has 6,312,321 shares of common stock, par value $.0001 per share, outstanding as of May 10, 2002.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1   Condensed Financial Statements
         Balance Sheets                                                      1
         Statements of Operations                                            2
         Statements of Cash Flows                                            3
         Notes to Financial Statements                                       4

Item 2   Management's Discussion and Analysis                                7

PART II - OTHER INFORMATION
---------------------------

Item 1   Legal Proceedings                                                  11

Item 2   Changes in Securities and Use of Proceeds                          11

Item 3   Defaults Upon Senior Securities                                    11

Item 4   Submission of Matters to Vote of Securities Holders                11

Item 5   Other Information                                                  11

Item 6   Exhibits and Reports on Form 8-K                                   11

Signatures                                                                  12

ITEM 1 - FINANCIAL STATEMENTS

                                  CIMNET, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                                March 31,    December 31,
                                                                                                   2002         2001
                                                                                               -----------   -----------
                                                                                               (Unaudited)
CURRENT ASSETS

     Cash and cash equivalents                                                                  $1,163,880   $1,093,153
     Available for sale securities                                                                 456,136      475,015
     Accounts receivable, net of allowance of $60,000 at March 31, 2002 and
         December 31, 2001                                                                       1,189,916    2,222,716
     Inventories                                                                                   136,163      135,987
     Prepaid expenses                                                                              118,704      108,023
     Deferred tax assets                                                                           365,439      223,002
                                                                                                ----------   ----------

         Total Current Assets                                                                    3,430,238    4,257,896

PROPERTY AND EQUIPMENT, NET                                                                        646,008      578,986
GOODWILL, NET                                                                                    2,364,145    2,364,145
OTHER ASSETS                                                                                        52,500       27,500
                                                                                                ----------   ----------

                                                                                                $6,492,891   $7,228,527
                                                                                                ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Current portion of long-term debt                                                          $   43,913   $   42,913
     Accounts payable                                                                              252,596      332,799
     Accrued expenses                                                                              108,728       98,623
     Accrued income taxes                                                                          225,675      242,077
     Deferred income                                                                               639,868    1,101,134
                                                                                                ----------   ----------

         Total Current Liabilities                                                               1,270,780    1,817,546

LONG-TERM DEBT, NET OF CURRENT PORTION                                                             203,164      216,254
DEFERRED INCOME TAX LIABILITY                                                                       16,968       16,968
                                                                                                ----------   ----------

                                                                                                 1,490,912    2,050,768
                                                                                                ----------   ----------

STOCKHOLDERS' EQUITY

     Common stock, 15,000,000 shares authorized at $.0001 par value; 6,312,321 and 6,282,321
         shares issued and outstanding at March 31, 2002 and December 31, 2001                         631          628
     Preferred stock, $.0001 8% cumulative convertible; 5,000,000 shares authorized; 746,965
         shares issued and outstanding at March 31, 2002 and December 31, 2001                          75           75
     Paid-in capital                                                                             5,338,930    5,321,764
     Retained earnings (deficit)                                                                  (160,596)      88,269
     Accumulated other comprehensive loss                                                          (56,386)     (13,605)
     Deferred compensation                                                                        (120,675)    (219,372)
                                                                                                ----------   ----------

                                                                                                 5,001,979    5,177,759
                                                                                                ----------   ----------

                                                                                                $6,492,891   $7,228,527
                                                                                                ==========   ==========

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.

                            STATEMENTS OF OPERATIONS

                                                                                                      Three Months
                                                                                                     Ended March 31,
                                                                                                -----------------------
                                                                                                    2002        2001
                                                                                                ----------   ----------
                                                                                                      (Unaudited)
NET SALES                                                                                       $1,341,317   $1,123,532

COST OF GOODS SOLD                                                                                 129,378      173,094
                                                                                                ----------   ----------

         Gross Profit                                                                            1,211,939      950,438
                                                                                                ----------   ----------

OPERATING EXPENSE
     Selling, general and administrative                                                           975,463      603,567
     Research and development                                                                      601,612      264,583
                                                                                                ----------   ----------

                                                                                                 1,577,075      868,150
                                                                                                ----------   ----------

         Operating Income (Loss)                                                                  (365,136)      82,288
                                                                                                ----------   ----------

NONOPERATING INCOME (EXPENSE)
     Interest expense                                                                               (6,405)      (7,695)
     Other income                                                                                   65,080            0
                                                                                                ----------   ----------

                                                                                                    58,675       (7,695)
                                                                                                ----------   ----------

         Income (Loss) before Income Tax (Benefit) Expense                                        (306,461)      74,593

INCOME TAX (BENEFIT) EXPENSE                                                                       (88,765)           0
                                                                                                ----------   ----------

         Net Income (Loss)                                                                      $ (217,696)  $   74,593
                                                                                                ==========   ==========

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED                                          $    (0.04)  $     0.01
                                                                                                ==========   ==========

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.

                            STATEMENTS OF CASH FLOWS


                                                                                                      Three Months
                                                                                                     Ended March 31,
                                                                                                -----------------------
                                                                                                    2002        2001
                                                                                                ----------   ----------
                                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                                                          $ (217,696)  $   74,593
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
            Depreciation and amortization                                                           27,591       58,430
            Allowance for future returns                                                             2,573        3,226
            Loss on disposal of equipment                                                                0        1,889
            Realized gain on sale of securities                                                    (41,917)           0
            Deferred tax benefit                                                                  (114,623)           0
            Stock warrants, sales commitments                                                        4,500            0
            Stock options, employees                                                                20,055       20,055
            Stock options and warrants, legal and consulting services                               78,642       45,811
            (Increase) decrease in assets:
               Accounts receivable                                                               1,030,227      (41,118)
               Inventories                                                                            (176)     (59,691)
               Prepaid expenses                                                                    (10,681)       4,633
            Increase (decrease) in liabilities:
               Accounts payable                                                                    (80,203)     (27,264)
               Accrued expenses                                                                     (9,895)     (34,641)
               Accrued income taxes                                                                (16,402)           0
               Deferred income                                                                    (461,266)      29,504
                                                                                                ----------   ----------

              Net Cash Provided by Operating Activities                                            210,729       75,427
                                                                                                ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Investment in Limited Partnership                                                             (25,000)           0
     Purchase of property and equipment                                                            (94,613)     (10,260)
     Purchase of available for sale securities                                                    (550,133)           0
     Proceeds from the sale of available for sale securities                                       540,334            0
                                                                                                ----------   ----------

              Net Cash Used in Investing Activities                                               (129,412)     (10,260)
                                                                                                ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net payments on line of credit                                                                      0      (67,000)
     Principal payments on long-term borrowings                                                    (12,090)      (2,878)
     Exercised stock options                                                                         1,500        1,500
                                                                                                ----------   ----------

              Net Cash Used in Financing Activities                                                (10,590)     (68,378)
                                                                                                ----------   ----------

              Net Increase (Decrease) in Cash and Cash Equivalents                                  70,727       (3,211)

CASH AND CASH EQUIVALENTS - BEGINNING                                                            1,093,153        7,951
                                                                                                ----------   ----------

CASH AND CASH EQUIVALENTS - ENDING                                                              $1,163,880   $    4,740
                                                                                                ==========   ==========

The accompanying notes are an integral part of these statements.

                                  Cimnet, Inc.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

           Effective as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. It also requires the Company to complete a transitional impairment test by six months from the date of adoption. The Company is assessing, but has not yet determined, how the adoption of SFAS No. 142 will affect its future financial position and results of operations.

           The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

                                                                                         March 31,
                                                                                   2002               2001
                                                                              ----------------     -----------
           Net income (loss), as reported                                     $       (217,696)    $    74,593
           Add back amortization expense                                                     0          44,606
                                                                              ----------------     -----------

                  Pro Forma Net Income (Loss)                                 $       (217,696)    $   119,199
                                                                              ================     ===========

           Basic earnings per common share:
                As reported                                                   $          (0.04)    $      0.01
                Pro forma                                                     $          (0.04)    $      0.02

           Diluted earnings per common share:
                As reported                                                   $          (0.04)    $      0.01
                Pro forma                                                     $          (0.04)    $      0.02

                                  Cimnet, Inc.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 3 - NET INCOME PER COMMON SHARE

           Basic net income (loss) per common share is calculated by dividing net income (loss) less preferred stock dividends and the accretion of the discount on preferred stock by the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options and warrants, if dilutive, using the treasury stock method and the effect of convertible preferred shares outstanding, using the if-converted method.

           The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended March 31, 2002 is as follows:

                                                                            Weighted
                                                                            Average
                                                          Income             Shares             Per Share
                                                       (Numerator)        (Denominator)           Amount
                                                     ---------------     ----------------     -------------
     Basic and diluted earnings per share:
         Net loss                                    $      (217,696)

         Preferred stock dividends                           (20,000)
         Accretion of preferred stock discount               (11,169)
                                                     ---------------

         Net loss available to common
             stockholders                            $      (248,865)           6,289,432     $       (0.04)
                                                     ===============     ================     =============

         A total of 1,370,000 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

                                  Cimnet, Inc.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - COMPREHENSIVE INCOME

           Total comprehensive income (loss) was ($260,477) and $74,593 for the three months ended March 31, 2002 and 2001, respectively. Comprehensive income differed from net income for the three months ended March 31, 2002 as a result of changes in the unrealized gains and losses on the Company's available for sale securities.

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

CRITICAL ACCOUNTING POLICIES

           Following are significant accounting policies used in the development and presentation of the Company's financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative factors that are necessary for an understanding and evaluation of the Company and its results of operations.

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

           Maintenance Agreements

               Maintenance agreements generally require the Company to provide technical support and certain software updates to customers. Revenue on technical support and software update rights is recognized ratable over the term of the maintenance agreement.

               The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2, "Software Revenue Recognition," as well as the Commission Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

           Goodwill

               Effective January 1, 2002, the carrying value of goodwill will be reviewed for impairment on at least an annual basis, based upon a comparison of the fair value of the reporting unit with its carrying value, including the goodwill. If the carrying amount of the reporting unit exceeds its fair value, the implied fair value of the reporting unit goodwill is compared with the carrying amount of the goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

          Software Development Costs

               Under the criteria set forth in SFAS No. 86, "Accounting for the Costs of Computer Software to Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability for these costs require considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross product revenue, estimated economic product lives, and changes in software and hardware technology. Amounts that would have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company.

               Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense as research and development until the technological feasibility have been established for software development, maintenance and product enhancements and acquisition costs are included in cost of goods sold.

RESULTS OF OPERATIONS

         Net sales for the three months ended March 31, 2002 increased by 19.4% or $217,785 over net sales for the three months ended March 31, 2001. This increase resulted from a continued increase in MES (Manufacturing Execution Software) orders versus the prior period.

         Costs of goods sold for the first three months of 2002 were $129,378 or 9.6% of net sales compared to $173,094 or 15.4% of net sales for the same period in 2001, a decrease of 25.3%. This decrease in the percentage of costs of goods sold is related to a decrease in third party contractor costs.

         Gross profit for the first three months of 2002 was $1,211,939, compared to $950,438 for the first three months of 2001, an increase of $261,501 or 27.5%. This increase is due to the overall increase in sales and the decrease in third party contractor costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

         Selling, general and administrative expenses for the first three months of 2002 were $975,463 or 72.7% of net sales, compared to $603,567 or 53.7%
     of net sales in 2001. These amounts included non-cash expense of $103,197 and $66,141 in 2002 and 2001, respectively, relating to stock compensation for employees, customer sales discounts and consulting and legal services. Total research and development expenses were $601,612 or 44.9% of net sales, compared to $264,583 or 23.5% of net sales for the first three months of 2001. As a percentage of net sales, both categories of expenses have gone up in 2002, due to an increase in the number of employees engaged in the research and development of our new flagship software (Factelligence) and the associated increase in our marketing efforts for our existing and new software products. Selling, general and administrative expenses for the three months ended March 31, 2002 included no goodwill amortization, while selling, general and administrative expenses for the three months ended March 31, 2001, included goodwill amortization of $44,
     606. This change was attributable to the Company's adoption of Statement of Financial Accounting Standards No. 142 - "Goodwill and Other Intangible Assets, under which the Company no longer amortizes goodwill. For a further discussion of this change see Note 2.

         Loss from operations for the three months ended March 31, 2002 was $365,136 compared to income of $82,288 for the three months ended March 31, 2001, a decrease in income of $447,424. This decrease is predominantly due to the previously discussed increase of 81.7% in operating expenses.

         Interest expense for the first three months of 2002 was $6,405 or 0.5% of net sales, compared to $7,695 or 0.7% of net sales for the first three months of 2001. In the first three months of 2002, other income included realized gains on the sale of securities of $42,917 or 3.2% of net sales and rental revenue of $17,522 or 1.3% of net sales. There was no such other income during the first three months of 2001.

         Income tax expense (benefit) for the three months ended March 31, 2002 was ($88,765) versus $0 for the three months ended March 31, 2001.

         Net loss for the three months ended March 31, 2002 was ($217,696) or ($0.04) per share as compared to net income of $74,593 or $0.01 per share for the three months ended March 31, 2001, primarily attributable to the increase in operating expenses, which was off-set by the increase in other income and the effect of the 2002 income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, the Company had current assets of $3,430,238 as compared to $4,257,896 at December 31, 2001. This decrease is due primarily to a decrease in accounts receivable, resulting from normal collections and the impact of higher sales for the fourth quarter of 2001 versus the first quarter of 2002. Current liabilities decreased $546,766 from December 31, 2001 to March 31, 2002. This decrease is due to the realization of a large component of the deferred income that was outstanding at December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING ACTIVITIES

         Cash provided by operations for the three months ended March 31, 2002 and 2001 was $210,729 and $75,427, respectively. The increase in cash provided by operations in the first three months ended March 31, 2002 was due to a decrease in accounts receivable of $1,030,227 from December 31, 2001, as previously discussed. This was offset by a decrease in deferred income of $461,266 from December 31, 2001 as well as the net loss of $217,696 for the three months ended March 31, 2001.

INVESTING ACTIVITIES

         Cash used in investing activities increased to $129,412 for the three months ended March 31, 2002 as compared to $10,260 for the three months ended March 31, 2001.

         This increase was primarily due to the Company's additional investment in a limited partnership of $25,000 and purchases of property and equipment of $94,613.

FINANCING ACTIVITIES

         Financing activities used $10,590 in cash for the three months ended March 31, 2002 compared to $68,378 cash provided for the same period in 2001, a decrease of $57,788 in cash used from financing. This decrease is due to the Company paying off its line of credit prior to December 31, 2001.

CAPITAL RESOURCES

         The Company has a line of credit with its bank. As of March 31, 2002, the Company had approximately $300,000 of unused credit available on its line of credit, subject to a borrowing base formula. The Company has met all financial covenants in its loan documents.

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

ITEM 1 - LEGAL PROCEEDINGS

         We are not presently a party to any material legal proceedings nor are any material legal proceedings presently threatened against us, except as set forth below:

         On or about December 26, 2001, a lawsuit was commenced in the United States District Court for the Eastern District of Pennsylvania captioned Greenwood Partners, L.P. v. Cimnet, Inc. and John Richardson 01-CV.6624(JW). The Company and John Richardson are named as defendants in the action. The plaintiff seeks unspecified damages arising from Cimnet's alleged breach of a contract pursuant to which Cimnet allegedly agreed to pay the plaintiff securities in exchange for consulting services that the plaintiff allegedly provided to Cimnet. In the alternative, the plaintiff seeks damages for unjust enrichment or specific performance of the alleged contract. In addition, the plaintiff seeks unspecified compensatory and punitive damages on the theory that Cimnet's conduct amounts to a violation of the Securities Exchange Act of 1934, as amended. Cimnet has filed an Answer denying the substantive allegations of the Complaint and interposing a variety of affirmative defenses. The parties have commenced Discovery in the case. Cimnet believes it has substantial defenses and intends to vigorously defend this action.

ITEM 2 - CHANGE IN SECURITIES - None

ITEM 3 - DEFAULT UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - None

ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits - None

b. Reports on Form 8-K. The Registrant filed the following Reports on Form 8-K during the quarterly period ended March 31, 2002:

None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:


Dated:  May 15, 2002
        Robesonia, Pennsylvania


                                     CIMNET, INC.


                                     BY: /s/ JOHN D. RICHARDSON
                                         ----------------------
                                         John D. Richardson
                                         Chairman of the Board, Chief Executive
                                         Officer and Chief Accounting Officer