Form 10QSB
period 2002-06-30
CIMNET INC/PA
filed 2002-08-14
CIK 1035901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ________TO__________


                         Commission File Number: 022597

                                  CIMNET, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)

           Delaware                                             52-2075851
------------------------------                            ----------------------
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

The Company has 6,312,321 shares of common stock, par value $.0001 per share, outstanding as of August 8, 2002.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1      Condensed Financial Statements
               Balance Sheets ...........................................     1
               Statements of Operations .................................     2
               Statements of Cash Flows .................................     3
               Notes to Financial Statements ............................     4

Item 2      Management's Discussion and Analysis ........................     7


PART II - OTHER INFORMATION
---------------------------

Item 1       Legal Proceedings ...........................................    12

Item 2       Changes in Securities and Use of Proceeds ...................    12

Item 3       Defaults Upon Senior Securities .............................    12

Item 4       Submission of Matters to Vote of Securities Holders .........    12

Item 5       Other Information ...........................................    12

Item 6       Exhibits and Reports on Form 8-K ............................    12

Signatures   ..............................................................   13

Exhibit 99.1 Certification of Principal Executive Officer and Principal
             Accounting Officer ..........................................    14

ITEM 1 - FINANCIAL STATEMENTS

                                                      CIMNET, INC.

                                                     BALANCE SHEETS

                                                         ASSETS


                                                                                               June 30,     December 31,
                                                                                                 2002           2001
                                                                                             -----------    -----------
                                                                                             (Unaudited)

CURRENT ASSETS

   Cash                                                                                      $   964,533    $ 1,093,153
   Available for sale securities                                                                 314,697        475,015
   Accounts receivable, net of allowance of $34,788 and $60,000 at June 30, 2002 and
      December 31, 2001, respectively                                                            655,622      2,222,716
   Inventories                                                                                   141,067        135,987
   Prepaid expenses                                                                              113,875        108,023
   Deferred tax assets                                                                           616,116        223,002
                                                                                             -----------    -----------

      Total Current Assets                                                                     2,805,910      4,257,896

PROPERTY AND EQUIPMENT, NET                                                                      738,824        578,986
GOODWILL                                                                                       2,364,145      2,364,145
OTHER ASSETS                                                                                      52,500         27,500
                                                                                             -----------    -----------

                                                                                             $ 5,961,379    $ 7,228,527
                                                                                             ===========    ===========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Current portion of long-term debt                                                         $    43,856    $    42,913
   Accounts payable                                                                              175,459        332,799
   Accrued expenses                                                                              132,287         98,623
   Accrued income taxes                                                                          180,675        242,077
   Deferred income                                                                               638,852      1,101,134
                                                                                             -----------    -----------

      Total Current Liabilities                                                                1,171,129      1,817,546

LONG-TERM DEBT, NET OF CURRENT PORTION                                                           194,472        216,254
DEFERRED INCOME TAX LIABILITY                                                                     16,968         16,968
                                                                                             -----------    -----------

                                                                                               1,382,569      2,050,768
                                                                                             -----------    -----------

STOCKHOLDERS' EQUITY

   Common stock, 15,000,000 shares authorized at $.0001 par value; 6,312,321 and 6,282,321           631            628
      shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively
   Preferred stock, $.0001 8% cumulative convertible; 5,000,000 shares authorized; 746,965
      shares issued and outstanding at June 30, 2002 and December 31, 2001                            75             75
   Paid-in capital                                                                             5,423,591      5,321,764
   Retained earnings (deficit)                                                                  (478,205)        88,269
   Accumulated other comprehensive loss                                                         (188,021)       (13,605)
   Deferred compensation                                                                        (179,261)      (219,372)
                                                                                             -----------    -----------

                                                                                               4,578,810      5,177,759
                                                                                             -----------    -----------

                                                                                             $ 5,961,379    $ 7,228,527
                                                                                             ===========    ===========


The accompanying notes are an integral part of these statements.

                                            CIMNET, INC.

                                      STATEMENTS OF OPERATIONS


                                                    Three Months                   Six Months
                                                   Ended June 30,                Ended June 30,
                                             --------------------------    --------------------------
                                                 2002           2001           2002           2001
                                             -----------    -----------    -----------    -----------
                                                     (Unaudited)                   (Unaudited)

NET SALES                                    $   979,300    $ 3,165,670    $ 2,320,618    $ 4,289,202

COST OF GOODS SOLD                               142,358        585,175        271,736        758,270
                                             -----------    -----------    -----------    -----------

      Gross Profit                               836,942      2,580,495      2,048,882      3,530,932
                                             -----------    -----------    -----------    -----------

OPERATING EXPENSES
   Selling, general and administrative           783,240        665,814      1,758,703      1,216,535
   Research and development                      557,766        500,891      1,159,378        773,713
   Amortization of goodwill                            0         44,606              0         89,212
                                             -----------    -----------    -----------    -----------

                                               1,341,006      1,211,311      2,918,081      2,079,460
                                             -----------    -----------    -----------    -----------

      Operating Income (Loss)                   (504,064)     1,369,184       (869,199)     1,451,472
                                             -----------    -----------    -----------    -----------

NONOPERATING INCOME (EXPENSES)
   Interest expense, net                          (9,478)        (5,560)       (15,883)       (13,255)
   Other income                                   62,718              0        127,797              0
                                             -----------    -----------    -----------    -----------

                                                  53,240         (5,560)       111,914        (13,255)
                                             -----------    -----------    -----------    -----------

      Income (Loss) before Income Tax
         (Benefit) Expense                      (450,824)     1,363,624       (757,285)     1,438,217

INCOME TAX (BENEFIT) EXPENSE                    (164,384)       497,918       (253,149)       497,918
                                             -----------    -----------    -----------    -----------

      Net Income (Loss)                      $  (286,440)   $   865,706    $  (504,136)   $   940,299
                                             ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE - BASIC
   AND DILUTED                               $     (0.05)   $      0.14    $     (0.09)   $      0.15
                                             ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these statements.

                                     CIMNET, INC.

                               STATEMENTS OF CASH FLOWS


                                                                     Six Months
                                                                   Ended June 30,
                                                             --------------------------
                                                                 2002           2001
                                                             -----------    -----------
                                                                     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                         $  (504,136)   $   940,299
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization                            55,182        116,761
         Allowance for future returns                            (25,212)        24,429
         Realized gain on sale of securities                     (83,387)             0
         Deferred tax benefit                                   (278,686)       (59,845)
         Loss on disposal of equipment                                 0          1,889
         Employee stock options                                   40,111         40,110
         Consulting stock options                                 89,492        127,014
         Stock warrants, sales commitments                       (11,500)             0
         (Increase) decrease in assets:
            Accounts receivable                                1,592,306       (466,688)
            Inventories                                           (5,080)       (23,914)
            Prepaid expenses                                      (5,852)        52,629
         Increase (decrease) in liabilities:
            Accounts payable                                    (157,340)       184,981
            Accrued expenses                                     (67,738)       433,246
            Deferred income                                     (462,282)        26,280
                                                             -----------    -----------

           Net Cash Provided by Operating Activities             175,878      1,397,191
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in Limited Partnership                             (25,000)             0
   Purchase of available for sale securities                  (1,288,219)             0
   Proceeds from the sale of available for sale securities     1,243,080              0
   Purchase of property and equipment                           (215,020)       (36,580)
                                                             -----------    -----------

           Net Cash Used in Investing Activities                (285,159)       (36,580)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Net payments on line of credit                                      0       (208,500)
   Principal payments on long-term borrowings                    (20,839)        (7,397)
   Exercised stock options                                         1,500          1,500
                                                             -----------    -----------

           Net Cash Used in Financing Activities                 (19,339)      (214,397)
                                                             -----------    -----------

           Net Increase (Decrease) in Cash                      (128,620)     1,146,214

CASH - BEGINNING OF THE PERIOD                                 1,093,153          7,951
                                                             -----------    -----------

CASH - END OF THE PERIOD                                     $   964,533    $ 1,154,165
                                                             ===========    ===========


The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

                  Effective as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. It also required the Company to complete a transitional impairment test by six months from the date of adoption. During the second quarter of 2002, the Company completed the transitional impairment test. The estimated value of the Company exceeded its book value. As a result, no write-down of goodwill was required as of January 1, 2002.

                  The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142 as if it were adopted on January 1, 2001:

                                                       Six Months Ended June 30,
                                                      --------------------------
                                                          2002           2001
                                                      -----------    -----------

                  Net income (loss), as reported      $  (504,136)   $   940,299
                  Add back amortization expense                 0         89,212
                                                      -----------    -----------

                        Pro Forma Net Income (Loss)   $  (504,136)   $ 1,029,511
                                                      ===========    ===========

                  Basic earnings per common share:
                     As reported                      $     (0.09)   $      0.15
                     Pro forma                        $     (0.09)   $      0.17

                  Diluted earnings per common share:
                     As reported                      $     (0.09)   $      0.15
                     Pro forma                        $     (0.09)   $      0.16

                                  CIMNET, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

                  In June of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for the Company on January 1, 2003 and is not expected to have a significant impact on the financial condition or results of operations.


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

                  The Company's calculation of net income per common share in accordance with SFAS No. 128 for the six months ended June 30, 2002 is as follows:

                                                                   Weighted
                                                                   Average
                                                      Income        Shares       Per Share
                                                    (Numerator)  (Denominator)    Amount
                                                    ----------    ----------    ----------

         Basic and diluted earnings per share:
            Net loss                                $ (504,136)

            Preferred stock dividends                  (40,000)
            Accretion of preferred stock discount      (22,338)
                                                    ----------

            Net loss available to common
               stockholders                         $ (566,474)    6,300,877    $    (0.09)
                                                    ==========    ==========    ==========

                  A total of 1,582,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

                                  CIMNET, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - COMPREHENSIVE INCOME

                  Total comprehensive income (loss) was $(678,552) and $940,299 for the six months ended June 30, 2002 and 2001, respectively. Comprehensive income differed from net income for the six months ended June 30, 2002 as a result of changes in the unrealized gains and losses on the Company's available for sale securities.

                  Total comprehensive income (loss) was $(503,660) and $865,706 for the three months ended June 30, 2002 and 2001, respectively. Comprehensive income differed from net income for the three months ended June 30, 2002 as a result of changes in unrealized gains and losses on the Company's available for sale securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  This section presents a review of the Company's financial condition and results of operating and is intended to assist in the understanding and evaluating major changes in the Company's financial position and earnings.

                  In addition to historical information, this discussion and analysis contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002

                  Net sales for the six months ended June 30, 2002 decreased by 45.9% or $1,968,584 over net sales for the six months ended June 30, 2001. This decrease is the result of reduced orders for its Manufacturing Execution System (MES) software from one major customer. Sales to this customer were $1,032,888 and $3,235,520 for the six months ended June 30, 2002 and 2001, respectively. The Company's sales to other customers increased by $234,048 over the same period from 2001.

                  Costs of goods sold for the first six months of 2002 were $271,736 compared to $758,280 for the same period in 2001, a decrease of $486,534 or 64.2%. This decrease in costs of goods sold is related to the decrease in sales and the related decrease in the need of third party field engineers for implementation of the Company's software products.

                  Gross profit for the first six months of 2002 was $2,048,882 compared to $3,530,922 for the first six months of 2001, a decrease of $1,482,050 or 42.0%. This decrease is primarily due to the decrease in sales. The percentage of cost of goods sold was 11.7% of net sales in 2002 as compared to 17.7% of net sales in 2001. This decrease is due to the related substantial decrease for the need of third party field engineers for implementation of the Company's software products.

                  Selling, general and administrative expenses for the first six months of 2002 were $1,758,703 or 75.8% of net sales compared to $1,216,535 or 28.3% of net sales in 2001. Salaries increased by $215,757 due to an increase in the number of employees. Commission expense decreased by $72,492 due to the decrease in gross revenue. Advertising cost increased by $108,220 due to the Company's marketing efforts for its new product, "Factelligence". Travel and entertainment cost increased by $120,108 due to increased field engineering and implementation work needed at customer sites. Trade show expenses increased by $53,415 as a result of the Company attending several trade shows and the associated expenses for these trade shows during the first six months of the year. Depreciation expense increased by $27,632 primarily as a result of the Company's purchase of a partial ownership interest in an aircraft at the end of December 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 (CONTINUED)

                  Research and development costs for the first six months of 2002 were $1,159,378 or 50.0% of net sales compared to $773,713 or 18.0% of net sales in 2001. The primary reason for this increase is due to salaries increasing by $335,793. This is due to an increase in the number of software developers engaged in the design of the Company's new product, "Factelligence".

                  Starting in 2002, the Company is no longer amortizing goodwill. Amortization for the six months ended June 30, 2001 was $89,212. This change was attributable to the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," under which the Company no longer amortizes goodwill. For a further discussion of this change see Note 2 to the financial statements.

                  Loss from operations for the six months ended June 30, 2002 was $(869,199) compared to income of $1,451,472 for the six months ended June 30, 2001, a decrease of $2,320,671. This decrease is predominantly due to the previously discussed increase of 40.3% in operating expenses along with a 45.9% decrease in net sales.

                  Interest expense for the first six months of 2002 was $15,883 or 0.7% of net sales, compared to $13,234 or 0.3% of net sales for the first six months of 2001. In the first six months of 2002, other income included realized gains on the sale of securities of $83,387 or 3.6% of net sales and rental revenue of $35,044 or 1.5% of net sales in addition to interest earned on cash balances with the bank. There were no such items during the first six months of 2001.

                  Net loss for the six months ended June 30, 2002 was ($504,136) or $(0.05) per basic and diluted shares as compared to a net income of $940,299 or $0.15 per basic and diluted shares for the six months ended June 30, 2001.

                  Provision (benefit) for income taxes for the six months ended June 30, 2002 was $(253,149) compared to $497,918 for the six months ended June 30, 2001 due to the fact the Company had a net loss for the six months ended June 30, 2002.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002

                  Net sales for the three months ended June 30, 2002 decreased by 69.1% or $2,186,370 over net sales for the three months ended June 30, 2001. This decrease is the result of reduced orders for its Manufacturing Execution System (MES) software from one major customer. Sales to this customer were $201,319 and $2,708,636 for the three months ended June 30, 2002 and 2001, respectively. The Company's sales to other customers increased by $320,947 over the same period of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 (CONTINUED)

                  Costs of goods sold for the second three months of 2002 were $142,358 compared to $585,175 for the second three months of 2001, a decrease of $442,817 or 75.7%. This decrease in costs of goods sold is related to the decrease in sales and the related decrease in the need of third-party field engineers for implementation of the Company's software products.

                  Gross profit for the three months ended June 30, 2002 was $836,942 compared to $2,580,495 for the three months ended June 30 2001, a decrease of $1,743,553 or 67.6%. This decrease is primarily due to the decrease in sales.

                  The percentage of cost of goods sold was 14.5% of net sales for the 2002 period as compared to 18.5% for the same period in 2002. This is due to the decreased need for third-party engineers for implementation of the Company's software products.

                  Selling, general and administrative expenses for the three months ended June 30, 2002 were $783,240 or 80.1% of net sales compared to $665,814 or 21.0% of net sales in the same period of 2001. Salaries increased by $91,361 due to an increase in the number of employees. Commission expense decreased by $64,457 due to the decrease in gross revenue. Advertising cost increased by $38,861 due to the Company's marketing efforts for its new product, "Factelligence". Travel and entertainment cost increased by $38,919 due to increased field engineering and implementation work needed at customer sites. Trade show expenses increased by $16,960 as a result of the Company attending several trade shows during the second three months of the year and the associated expenses for these trade shows. Depreciation expense increased by $13,867 as a result of the Company's purchase of a partial ownership interest in an aircraft at the end of December 2001.

                  Research and development cost for the three months ended June 30, 2002 were $557,766 or 57.0% of net sales compared to $500,891 or 15.8% of net sales in 2001. Salaries increased by $117,855. This is due to an increase in the number of software developers engaged in the design of the new product, "Factelligence."

                  Starting in 2002, the Company is no longer amortizing goodwill. Amortization for the three months ended June 30, 2001 was $44,606. This change was attributable to the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," under which the Company no longer amortizes goodwill. For a further discussion of this change see Note 2 to the financial statements.

                  Loss from operations for the second three months of 2002 was $(504,064) compared to an income of $1,369,184 for the three months ended June 30, 2001, a decrease of $1,873,248. This decrease is predominantly due to the previously discussed increase of 10.7% in operating expenses along with 69.1% decrease in net sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 (CONTINUED)

                  Interest expense for the second three months of 2002 was $9,478 or 1.0% of net sales, compared to $5,560 or 0.2% of net sales for the second three months of 2001. In the second three months of 2002, other income included realized gains on the sale of securities of $40,470 or 4.1% of net sales and rental revenue of $17,522 or 1.8% of net sales. There were no such items during the second three months of 2001.

                  Net loss for the three months ended June 30, 2002 was $(286,440) or $(0.05) per basic and diluted shares as compared to a net income of $865,706 or $0.14 per basic and diluted shares for the three months ended June 30, 2001.

                  Provision (benefit) for income taxes for the three months ended June 30, 2002 was $(164,384) compared to $497,918 for the three months ended June 30, 2001. This is due to the Company's net loss during the second quarter of 2002.


LIQUIDITY AND CAPITAL RESOURCES

                  At June 30, 2002, the Company had current assets of $2,805,910 as compared to $4,257,896 at December 31, 2001. This decrease is largely due to a decrease of $1,567,094 in accounts receivable. This is a result of the reduced sales to one customer. Current liabilities decreased $646,417 from December 31, 2001. This decrease is due to paying down of accounts payables with cash provided from collections in accounts receivable and decrease of deferred income. A substantial portion of the deferred income recognized in 2002 related to one customer.


OPERATING ACTIVITIES

                  Cash provided by operations for the six months ended June 30, 2002 and 2001 was $175,878 and $1,397,191, respectively. The decrease in cash provided by operations in 2002 was due primarily to a decrease in net income of $1,444,435 for the six months ended June 30, 2002 over the same period for 2001. The Company collected $2,058,994 more in accounts receivable than the same period for 2001. The Company utilized this additional cash to pay off vendors and fund expenditures necessary to earn the income deferred at December 31, 2001.


INVESTING ACTIVITIES

                  Investing activities consumed $285,159 and $36,580 for the six months ended June 30, 2002 and 2001, respectively. In 2002, the Company purchased and constructed $215,020 of property and equipment as compared to only $36,580 in 2001. The Company increased its investment in a limited partnership by $25,000. Also, the Company's net transactions in available for sale securities consumed $45,139 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING ACTIVITIES

                  Financing activities consumed $19,339 in cash for the six months ended June 30, 2002 compared to $214,397 for the same period in 2001, a decrease of $195,058 in cash provided from financing. This decrease is due to the Company's strong cash position eliminating the need for financing during 2002 and its ability to repay its debt during 2001.


CAPITAL RESOURCES

                  The Company has a line of credit with its bank. As of June 30, 2002, the Company had approximately $300,000 of unused credit available on its line of credit, subject to a borrowing base formula. The Company has met all financial covenants in its loan documents.

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


ITEM 1 - LEGAL PROCEEDINGS - None

ITEM 2 - CHANGE IN SECURITIES - None

ITEM 3 - DEFAULT UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         On May 30, 2002, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

         (a) Election of Directors. The following directors to the Board of Directors of the Company were elected for a term of one (1) year, each receiving 5,660,640 votes in favor of his election (representing 89.7% of the shares outstanding): (i) John D. Richardson, III; (ii) David Birk, (iii) William Nyman and (iv) Karl D. Gerhart.

         (b) 2002 Stock Plan. The adoption of the Company' s 2002 Stock Plan was approved by the stockholders of the Company (4, 512,128 votes for (representing 71.5% of the shares outstanding),44,900 shares against, and no shares abstained).

         (c) Ratification of the Appointment of Independent Accountants. The ratification of the appointment of Beard Miller Company LLP as independent accountants of the Company was approved by the stockholders of the Company (5,660,640 votes for ( representing 89.7% of the shares outstanding ), 1,500 votes against and 200 shares abstained).

ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         99.1     Certificate of Pursuant to the Sarbanes-Oxley Act of 2002

b.       Reports on Form 8-K. - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:



Dated: August 14, 2002
       Robesonia, Pennsylvania


                                       CIMNET, INC.



                                       BY: /s/ JOHN D. RICHARDSON
                                           ---------------------------
                                           John D. Richardson
                                           Chairman of the Board,
                                           Chief Executive Officer and
                                           Chief Accounting Officer