Form 10QSB
period 2002-09-30
CIMNET INC/PA
filed 2002-11-14
CIK 1035901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM ________TO__________

                         Commission File Number: 022597

                                  CIMNET, INC.
               (Exact name of registrant as specified in charter)


          DE                                                 52-2075851
--------------------------------------------------------------------------------
 State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization                         Identification Number)


946 W. Penn Avenue, Robesonia, Pennsylvania                     19551
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

                               Yes [X]   No [ ]

As of November 13, 2002, there were 6,292,321 shares of common stock, par value $.0001 per share, issued and outstanding.

                                  CIMNET, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                               SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
------------------------------

Item 1   Financial Statements
           Balance Sheets                                                     1
           Statements of Operations                                           2
           Statements of Cash Flows                                           3
           Notes to Financial Statements                                      4

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7

Item 3   Controls and Procedures                                             12

PART II - OTHER INFORMATION
---------------------------

Item 1   Legal Proceedings                                                   13

Item 2   Changes in Securities and Use of Proceeds                           13

Item 3   Defaults Upon Senior Securities                                     13

Item 4   Submission of Matters to Vote of Securities Holders                 13

Item 5   Other Information                                                   13

Item 6   Exhibits and Reports on Form 8-K                                    13

Signatures                                                                   14

                                  CIMNET, INC.
                                 BALANCE SHEETS

                                                                                 September 30,  December 31,
                                                                                     2002           2001
                                                                                 ------------   ------------
                                                                                 (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                      $    384,905   $  1,093,153
  Available for sale securities                                                       170,526        475,015
  Accounts receivable, net of allowance of $26,016 and $60,000 at
    September 30, 2002 and December 31, 2001, respectively                            494,401      2,222,716
  Inventories                                                                         134,683        135,987
  Prepaid expenses                                                                     73,529        108,023
  Prepaid income taxes                                                                  8,204              0
  Deferred tax assets                                                                 784,908        223,002
                                                                                 ------------   ------------

    Total Current Assets                                                            2,051,156      4,257,896

PROPERTY AND EQUIPMENT, NET                                                           722,397        578,986
GOODWILL                                                                            2,364,145      2,364,145
OTHER ASSETS                                                                           52,500         27,500
                                                                                 ------------   ------------

                                                                                 $  5,190,198   $  7,228,527
                                                                                 ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                                              $     41,000   $     42,913
  Accounts payable                                                                    161,078        332,799
  Accrued expenses                                                                    156,673         98,623
  Accrued income taxes                                                                      0        242,077
  Deferred income                                                                     719,699      1,101,134
                                                                                 ------------   ------------

    Total Current Liabilities                                                       1,078,450      1,817,546

LONG-TERM DEBT, NET OF CURRENT PORTION                                                189,644        216,254
DEFERRED INCOME TAX LIABILITY                                                          55,228         16,968
                                                                                 ------------   ------------

                                                                                    1,323,322      2,050,768
                                                                                 ------------   ------------
STOCKHOLDERS' EQUITY
  Common stock, 15,000,000 shares authorized at $.0001 par value; 6,292,321 and 6,282,321 shares issued and outstanding at September 30, 2002 and
    December 31, 2001, respectively                                                       629            628
  Preferred stock, $.0001 8% cumulative convertible; 5,000,000 shares authorized; 746,965 shares issued and outstanding at September 30, 2002
    and December 31, 2001                                                                  75             75
  Paid-in capital                                                                   5,393,190      5,321,764
  Retained earnings (deficit)                                                        (912,234)        88,269
  Accumulated other comprehensive loss                                               (454,437)       (13,605)
  Deferred compensation                                                              (160,347)      (219,372)
                                                                                 ------------   ------------

                                                                                    3,866,876      5,177,759
                                                                                 ------------   ------------

                                                                                 $  5,190,198   $  7,228,527
                                                                                 ============   ============

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.
                            STATEMENTS OF OPERATIONS

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                           --------------------------    --------------------------
                                                               2002           2001           2002           2001
                                                           -----------    -----------    -----------    -----------
                                                                   (Unaudited)                   (Unaudited)
NET SALES                                                  $   643,818    $ 1,871,498    $ 2,964,435    $ 6,160,700

COST OF GOODS SOLD                                             149,757        146,778        421,493        905,048
                                                           -----------    -----------    -----------    -----------

      Gross Profit                                             494,061      1,724,720      2,542,942      5,255,652
                                                           -----------    -----------    -----------    -----------
OPERATING EXPENSES
  Selling, general and administrative                          793,622        736,598      2,552,325      1,953,133
  Research and development                                     508,710        573,366      1,668,088      1,347,079
  Amortization of goodwill                                           0         44,606              0        133,818
                                                           -----------    -----------    -----------    -----------

      Total Operating Expenses                               1,302,332      1,354,570      4,220,413      3,434,030
                                                           -----------    -----------    -----------    -----------

      Operating Income (Loss)                                 (808,271)       370,150     (1,677,471)     1,821,622
                                                           -----------    -----------    -----------    -----------
NONOPERATING INCOME (EXPENSES)
  Interest expense, net                                          2,599           (560)       (13,284)       (13,815)
  Other income                                                   7,328         12,758        135,126         12,758
                                                           -----------    -----------    -----------    -----------

      Total Nonoperating Income (Expenses)                       9,927         12,198        121,842         (1,057)
                                                           -----------    -----------    -----------    -----------

      Income (Loss) before Income Tax (Benefit) Expense       (798,344)       382,348     (1,555,629)     1,820,565

INCOME TAX (BENEFIT) EXPENSE                                  (395,484)       108,122       (648,633)       606,040
                                                           -----------    -----------    -----------    -----------

      Net Income (Loss)                                    $  (402,860)   $   274,226    $  (906,996)   $ 1,214,525
                                                           ===========    ===========    ===========    ===========
NET INCOME (LOSS) PER COMMON SHARE
  Basic                                                    $     (0.07)   $      0.04    $     (0.16)   $      0.20
                                                           ===========    ===========    ===========    ===========

  Diluted                                                  $     (0.07)   $      0.04    $     (0.16)   $      0.19
                                                           ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                          --------------------------
                                                                              2002           2001
                                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                      $  (906,996)   $ 1,214,525
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                             98,816        171,845
     Realized gain on sale of securities                                      (83,387)             0
     Deferred income tax benefit                                             (532,492)       (94,622)
     Stock warrants - sales commitments                                       (27,500)             0
     Stock options - employees                                                 60,203        268,199
     Stock options and warrants - consulting and legal services                63,742              0
     (Increase) decrease in assets:
          Accounts receivable                                               1,728,315     (1,019,386)
          Inventories                                                           1,304        (54,080)
          Prepaid expenses                                                     26,290         53,549
     Increase (decrease) in liabilities:
          Accounts payable                                                   (171,721)        56,279
          Accrued expenses                                                   (244,027)        26,526
          Deferred income                                                    (381,435)       (43,795)
          Due to related party                                                      0        (10,000)
                                                                          -----------    -----------

     Net Cash Provided by (Used in) Operating Activities                     (368,888)       569,040
                                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in limited partnership                                          (25,000)             0
   Purchase of property and equipment                                        (242,227)       (68,774)
   Purchase of available for sale securities                               (1,288,268)             0
   Proceeds from the sale of available for sale securities                  1,244,158              0
                                                                          -----------    -----------

     Net Cash Used in Investing Activities                                   (311,337)       (68,774)
                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of preferred stock and warrants                           0      1,000,000
   Net proceeds from (payments on) line of credit                                   0       (208,500)
   Principal payments on long-term borrowings                                 (28,523)        (7,898)
   Proceeds on exercise of stock options and stock warrants                       500        135,391
                                                                          -----------    -----------

      Net Cash Provided by (Used in) Financing Activities                     (28,023)       918,993
                                                                          -----------    -----------

      Net Increase (Decrease) in Cash and Cash Equivalents                   (708,248)     1,419,259

CASH AND CASH EQUIVALENTS - BEGINNING                                       1,093,153          7,951
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                                        $   384,905    $ 1,427,210
                                                                          ===========    ===========

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

               The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

               The following table reflects unaudited pro forma results of operations of the Company, giving effect to SFAS No. 142, as if it were adopted on January 1, 2001:

                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                         2002           2001
                                                      ----------     ----------
               Net income (loss), as reported         $ (906,966)    $1,214,525
               Add back amortization expense                   0        133,818
                                                      ----------     ----------

                   Pro Forma Net Income (Loss)        $ (906,996)    $1,348,343
                                                      ==========     ==========
               Basic earnings per common share:
                   As reported                        $    (0.16)    $     0.20
                   Pro forma                          $    (0.16)    $     0.22

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

               In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of Statement No. 13." This statement requires that debt extinguishment no longer be classified as an extraordinary item since debt extinguishment has become a risk management strategy for many companies. It also eliminates the inconsistent accounting treatment for sale-leaseback transactions and certain lease modifications that have economic effects similar to sale-leaseback transactions. This statement became effective May 15, 2002 and did not have a significant impact on the Company's financial condition or results of operations.

               In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)." This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Company's financial condition or results of operations.

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

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 3 - NET INCOME PER COMMON SHARE (CONTINUED)

               The Company's calculation of net income per common share in accordance with SFAS No. 128 for the nine months ended September 30, 2002 is as follows:

                                                                    Weighted Average
                                                        Income            Shares       Per Share
                                                      (Numerator)     (Denominator)     Amount
                                                     ------------     ------------   ------------
         Basic and diluted earnings per share:
            Net loss                                 $   (906,996)

            Preferred stock dividends                     (60,000)
            Accretion of preferred stock discount         (33,507)
                                                     ------------
            Net loss available to common
               stockholders                          $ (1,000,503)       6,290,062   $      (0.16)
                                                     ============     ============   ============

               A total of 1,402,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

NOTE 4 - COMPREHENSIVE INCOME

               Total comprehensive income (loss) was $(1,347,828) and $1,214,525 for the nine months ended September 30, 2002 and 2001, respectively. Comprehensive income differed from net income for the nine months ended September 30, 2002 as a result of changes in the unrealized gains and losses on the Company's available for sale securities.

               Total comprehensive income (loss) was $(669,276) and $274,226 for the three months ended September 30, 2002 and 2001, respectively. Comprehensive income differed from net income for the three months ended September 30, 2002 as a result of changes in unrealized gains and losses on the Company's available for sale securities.

Note 5. - INCOME TAXES

               The income tax benefit for the three months ended September 30, 2002 differs from that which would be attributable to US Federal statutary income tax rates due primarily to the effect of benefits recorded for research and development credits.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               This section presents a review of the Company's financial condition and results of operations and is intended to assist in the understanding and evaluating of major changes in the Company's financial position and earnings.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002

               Net sales for the nine months ended September 30, 2002 decreased by 51.9% to $2,964,435 or $3,196,265 below net sales for the nine months ended September 30, 2001. This decrease is the result of reduced orders for its Manufacturing Execution System (MES) software from one major customer. Sales to this customer were $1,239,933 and $4,501,923 for the nine months ended September 30, 2002 and 2001, respectively

               Costs of goods sold for the first nine months of 2002 were $421,493 compared to $905,048 for the same period in 2001, a decrease of $483,555 or 53.4%. This decrease in costs of goods sold is related to the decrease in sales and the related decrease in the need for third party field engineers for implementation of the Company's software products.

               Gross profit for the first nine months of 2002 was $2,542,942 compared to $5,255,652 for the first nine months of 2001, a decrease of $2,712,710 or 51.6%. This decrease is primarily due to the decrease in sales. The percentage of cost of goods sold was 14.2% of net sales in 2002 as compared to 14.7% of net sales in 2001. This decrease is due to the related substantial decrease for the need of third party field engineers for implementation of the Company's software products.

               Selling, general and administrative expenses for the first nine months of 2002 were $2,552,325 or 86.1% of net sales compared to $1,953,133 or 31.7% of net sales in 2001. Specifically the changes in the following categories were primarily attributable to this increase:
         Salaries increased by $281,663 due to an increase in the number of employees, and commission expense decreased by $113,501 due to the decrease in gross revenue. Advertising cost increased by $156,428 due to the Company's marketing efforts for its new product, "Factelligence". Travel and entertainment costs increased by $146,876 due to the Company being unable to recover certain costs from customers on certain of its installation and maintenance contracts. Trade show expenses increased by $85,737 as a result of the Company attending several trade shows and the associated expenses for these trade shows during the first nine months of the year. Independent contractor fees decreased by $165,134 due to the fair value of stock options and warrants granted to a certain consultant decreasing during 2002. Depreciation expense increased by $60,789 as a result of the Company's purchase of a partial ownership interest in an aircraft at the end of 2001 and other property and equipment acquired during 2002.

               Research and development costs for the first nine months of 2002 were $1,668,088 or 56.3% of net sales compared to $1,347,079 or 21.9%
         of net sales in 2001. The primary reason for this increase is due to salaries increasing by $409,337. This is due to an increase in the number of software developers engaged in the design of the Company's new product, "Factelligence". Other research and development expenses decreased by $173,163 as compared to 2001. This decrease is due to certain independent contractors previously being engaged through an agency being directly employed by the Company.

               Starting in 2002, the Company is no longer amortizing goodwill. Amortization for the nine months ended June 30, 2001 was $133,818. This change was attributable to the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible

         Assets," under which the Company no longer amortizes goodwill. For a further discussion of this change, see Note 2 to the Company's financial statements.

               Loss from operations for the nine months ended September 30, 2002 was $(1,677,471) compared to income of $1,821,622 for the nine months ended September 30, 2001, a decrease of $3,499,093. This decrease is predominantly due to the previously discussed increase in operating expenses along with the decrease in net sales.

               Interest expense for the first six months of 2002 was $13,284 or 0.4% of net sales, compared to $13,815 or 0.2% of net sales for the first nine months of 2001. In the first nine months of 2002, other income included realized gains on the sale of securities of $83,387 or 2.8% of net sales and rental revenue of $39,424 or 1.3% of net sales in addition to interest earned on cash balances with the bank. There were no such sales of securities or rental income during the first nine months of 2001.

               Provision (benefit) for income taxes for the nine months ended September 30, 2002 was $(648,633) compared to $606,040 for the nine months ended September 30, 2001 due primarily to the fact the Company had a net loss for the nine months ended September 30, 2002.

               Net loss for the nine months ended September 30, 2002 was $(906,996) or $(0.16) per basic and diluted share as compared to a net income of $1,214,525 or $0.20 per basic share and $0.19 per diluted share for the nine months ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002

               Net sales for the three months ended September 30, 2002 decreased by 65.6% to $643,818 or $1,227,680 below net sales for the three months ended September 30, 2001. This decrease is the result of reduced orders for its Manufacturing Execution System (MES) software from one major customer. Sales to this customer were $207,045 and $1,266,403 for the three months ended September 30, 2002 and 2001, respectively.

               Costs of goods sold for the third quarter of 2002 were $149,757 compared to $146,778 for the similar quarter of 2001, an increase of $2,979 or 2.0%.

               Gross profit for the three months ended September 30, 2002 was $494,061 compared to $1,724,720 for the three months ended September 30 2001, a decrease of $1,230,659 or 71.4%. This decrease is primarily due to the decrease in sales. The percentage of cost of goods sold was 23.3% of net sales for the 2002 period as compared to 7.8% for the same period in 2001. This change is due to an increase of 4.8% in hardware sales in the three months ended September 30, 2002 as compared to the same period in 2001.

               Selling, general and administrative expenses for the three months ended September 30, 2002 were $793,622 or 123.3% of net sales compared to $736,598 or 39.4% of net sales in the same period of 2001. Specifically, the changes in the following categories were primarily attributable to this increase; salaries increased by $75,935 due to an increase in the number of employees; commission expense decreased by $41,009 due to the decrease in net sales. Advertising cost increased by $48,216 due to the Company's marketing efforts for its new product, "Factelligence". Travel and entertainment costs increased by $26,770 due to increase in travel for sale and promotion of the new product, "Factelligence". Trade show expenses increased by $32,322 as a result of the Company attending several trade shows during the third quarter of 2002 and the associated expenses for these trade shows. Independent contractor fees decreased by $132,253 due to the fair value of stock options and warrants granted to a certain consultant decreasing during 2002. Depreciation expense increased by $33,157 as a result of the Company's purchase of a partial ownership interest in an aircraft at the end of 2001 and other property and equipment acquired during 2002.

               Research and development costs for the three months ended September 30, 2002 were $508,710 or 79.0% of net sales compared to $573,366 or 30.6% of net sales in 2001. Salaries increased by $83,611 due to an increase in the number of software developers engaged in the design of the new product, "Factelligence." Other research and development expenses decreased by $165,749 as compared to 2001 due to certain independent contractors previously engaged through an agency being directly employed by the Company.

               Starting in 2002, the Company is no longer amortizing goodwill. Amortization for the three months ended September 30, 2001 was $44,606. This change was attributable to the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," under which the Company no longer amortizes goodwill. For a further discussion of this change, see Note 2 to the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 (CONTINUED)

               Loss from operations for the three months ended September 30, 2002 was $(808,271) compared to income of $370,150 for the three months ended September 30, 2001, a decrease of $1,178,421. This decrease is predominantly due to the previously discussed decrease in net sales.

               Provision (benefit) for income taxes for the three months ended September 30, 2002 was $(402,860) compared to $108,122 for the three months ended September 30, 2001. This is due to the Company's net loss during the second quarter of 2002.

               Net loss for the three months ended September 30, 2002 was $(402,860) or $(0.07) per basic and diluted share as compared to a net income of $274,226 or $0.04 per basic and diluted share for the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

               At September 30, 2002, the Company had current assets of $2,051,156 as compared to $4,257,896 at December 31, 2001. This decrease is primarily due to a decrease of $708,248 in cash to subsidize the increase in operating costs, a decrease of $304,489 in the value of available for sale securities as a result of the decrease in market value, and a decrease of $1,728,315 in accounts receivable primarily as a result of the reduced sales to one customer in 2002. Current liabilities decreased $739,096 at September 30, 2002 from amounts at December 31, 2001. This decrease is due to the paying down of accounts payable with cash provided from collections on accounts receivable, the decrease in deferred income due to a significant contract not being present at September 30, 2002 that was ongoing at December 31, 2001, and the decrease in income tax liability due to the tax payments made during 2002 and the expected benefits of research and development tax credits to be received.

OPERATING ACTIVITIES

               Cash provided by (used in) operations for the nine months ended September 30, 2002 and 2001 was $(368,888) and $569,040, respectively.
         The decrease in cash provided by operations in 2002 was due primarily to a decrease in net income of $2,121,521 for the nine months ended September 30, 2002 over the same period for 2001 and the collection of $2,747,701 more in accounts receivable than the same period for 2001. The Company utilized this additional cash to pay off vendors and fund expenditures necessary to earn the income deferred at December 31, 2001.

INVESTING ACTIVITIES

               Investing activities consumed $311,337 and $68,774 for the nine months ended September 30, 2002 and 2001, respectively. In 2002, the Company purchased and constructed $242,227 of property and equipment as compared to only $68,774 in 2001. The Company increased its investment in a limited partnership by $25,000 during 2002, and also consumed $44,110 in cash related to net transactions in available for sale securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FINANCING ACTIVITIES

               Financing activities consumed $28,523 in cash for the nine months ended September 30, 2002 compared to providing $918,993 for the same period in 2001, a decrease of $947,016. This decrease is due to the Company's obtaining proceeds from the issuance of preferred stock for $1,000,000 during September 2001. This did not occur during 2002.

CAPITAL RESOURCES

               The Company has a line of credit with its bank. As of September 30, 2002, the Company had approximately $300,000 of unused credit available on its line of credit, subject to a borrowing base formula. The Company has met all financial covenants in its loan documents.

               The Company has no material commitments for capital expenditures and believes that its cash from operations, existing balances and its available credit line will be sufficient to satisfy the needs of its operations and its capital commitments for the foreseeable future. However, if the need arose, the Company would seek to obtain capital from such sources as continuing debt financing or equity financing.

ITEM 3.  CONTROLS AND PROCEDURES

               Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the required time period.

               There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS - None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS - None

ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a.    Exhibits

               99.1 Certificate of Officer Pursuant to the Sarbanes-Oxley Act of 2002

         b.    Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:


Dated:   November 13, 2002
         Robesonia, Pennsylvania


                                       CIMNET, INC.

                                       BY: /s/ JOHN D. RICHARDSON
                                           -------------------------------------
                                           John D. Richardson
                                           Chairman of the Board,
                                           Chief Executive Officer and
                                           Chief Accounting Officer

                                  CERTIFICATION
            Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, John D. Richardson, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Cimnet, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such internal controls to ensure that material information relating to the registrant (the "Company") is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ JOHN D. RICHARDSON
----------------------------------
John D. Richardson
Chief Executive Officer and Principal Accounting Officer