Form 10KSB
period 2002-12-31
CIMNET INC/PA
filed 2003-03-31
CIK 1035901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     -------

                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002       Commission File Number 0-22597

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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Revenues for the Issuer's most recent fiscal year are $4,152,508.

      The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 27, 2003 was approximately $967,850 (based upon a closing price of $.44 per share).

      The number of outstanding shares of the Issuer's common stock as of March 27, 2003 was 6,292,321 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      Part III incorporates certain information by reference from the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held during the second quarter of 2003.

                                  CIMNET, INC.

                                Table of Contents

                                                                           Page
                                                                           ----

                                     PART I


BUSINESS.....................................................................1

PROPERTIES..................................................................22

LEGAL PROCEEDINGS...........................................................22

SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS..........................22

                                    PART II

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......23

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.......................................................24

FINANCIAL STATEMENTS........................................................31

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE .......................................................31

                                    PART III

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT....................32

EXECUTIVE COMPENSATION......................................................32

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.............................................32

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................32

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........32

CONTROLS AND PROCEDURES.....................................................33

PRINCIPAL ACCOUNTANT FEES AND SERVICES......................................33


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report, the words "will," "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I - Risk Factors, and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

                                     PART I
                                     ------


Item  1.     BUSINESS.
             --------

      We have been in the business of developing, marketing and installing software for the manufacturing sector since 1984. Our software products allow manufacturing companies to schedule and monitor work flow in real time and reduce operating costs by improving the quality of products being produced. We believe that integrating live production information with the systems and people that manage the supply chain is vital to improving manufacturing productivity and decreasing the time it takes to deliver products to market. Cimnet's products are key components for manufacturers moving to a make-to-order or a collaborative manufacturing strategy.

      Our proprietary products Folders(TM), Factelligence(TM), Infolink and DNC Professional(TM) are used by process and discrete manufacturers in the aerospace, automotive, pharmaceutical, medical device, food and beverage and consumer packaged goods industries. We believe that our products are unique because they are user-configurable. As a result, this makes our products more valuable to our customers when compared with more cumbersome systems that require custom programming and specialized support staff.

      Our products utilize Microsoft and Oracle database technology to electronically manage production schedules, documents, product quality, machine efficiency, material yields and labor time and attendance. They drive manufacturing standards and enable production to eliminate variability in complex manufacturing operations. Cimnet's products operate on Windows(R) 95, 98, 2000, XP and NT.

      Cimnet is proud to report that many of its clients are leading manufacturers, including GE Power Systems, Johnson & Johnson, Raytheon, Timken, Nestle Foods, Barber Foods, Caterpillar, Coca Cola and Andersen Windows. During the year ended December 31, 2002, one of our customers accounted for more than 33% of our total revenues.

Launch of Factelligence(TM)

      In March 2002, we launched our Factelligence(TM) product. Leveraging our experience from our Folders(TM), Infolink and DNC Professional(TM) products, we developed and brought to market Factelligence(TM), a web based, user configurable Manufacturing Execution System (MES) designed for companies looking to prepare or enhance their factories for growth into make-to-order, lean, outsourced or collaborative manufacturing strategies. It enables customers to review real-time, web centric information system which enhances supply chain visibility. Using direct links into manufacturing equipment, it provides current information on each step of the manufacturing process. This information allows customers to make decisions that help develop a more efficient factory and to meet more aggressive deadlines.

Microsoft Business Solutions - Axapta

      In October 2002, we agreed to jointly market and distribute our Factelligence(TM) product with Axapta, a product owned and sold by Microsoft Business Solutions. The combined product is designed for manufacturing businesses in the $100 to $800 million revenue range and will be distributed and implemented by a select group of our reselling partners as well as reselling partners of Microsoft Business Solutions.

      The combined Axapta/Factelligence(TM) product is expected to provide customers a complete ERP (enterprise resource planning) and MES product for the cost of an ERP software product. Further, the goal is to reduce the expense of managing a complex and costly integration of an ERP product (Axapta) and an MES product (Factelligence(TM)) because both products operate on the Microsoft.net platform and will be fully integrated upon installation at a customer's manufacturing facility. The Company and Microsoft intend to target customers primarily located in North America and Europe for sales of the joint Axapta/Factelligence(TM) product. By utilizing the vast network of Microsoft resellers, the Company hopes to expand greatly its installation base of Factelligence(TM) in mid-tier manufacturing facilities.

Transactions with GE Power Systems

      During the first half of 2001, we received purchase orders from the Power Systems division of the General Electric Company (GEPS) for our manufacturing execution system software and certain implementation, training and other services related thereto. In connection with such purchase orders, we agreed to an investment by GEPS in the capital stock of our Company.

      On August 31, 2001, we entered into a Preferred Stock and Warrant Purchase Agreement (the "Purchase Agreement") with General Electric Company, a New York corporation acting through GEPS (the "Purchaser"), pursuant to which we issued 746,965 shares of our Series A Convertible Preferred Stock and a common stock purchase warrant exercisable for up to a total of 300,000 shares of the Company's common stock (the "Warrant") in exchange for an investment by the Purchaser of $1,000,000. On the same day, the Purchaser also exercised the Warrant for 100,000 shares of our common stock, and we received cash proceeds of $133,000.

      In order to issue the shares of Series A Convertible Preferred Stock, we filed a Certificate of Designation with the Secretary of State of the State of Delaware establishing certain preferences, limitations and relative rights.

      The warrant issued to the Purchaser entitles it to purchase up to 300,000 shares of our common stock, of which 100,000 shares were already exercised and 100,000 shares vested on each of January 1, 2002 and January 1, 2003. The Warrants are exercisable during the 3 year period following the applicable vesting date.

      In addition, we granted the Purchaser certain demand and piggyback registration rights with respect to the shares of common stock issuable upon the conversion of the Series A Preferred Stock and upon the exercise of the warrants. We filed a registration statement covering the resale of 1,046,965 shares of our common stock which became effective in April 2002. The Company is also obligated under the terms of the Purchase Agreement to cause a nominee of the Purchaser to be elected to our Board of Directors. In addition, John Richardson, our founder, President, Chief Executive Officer and principal stockholder entered into a Voting Agreement pursuant to which he agreed to vote the shares of common stock beneficially owned by him in favor of the election of the Purchaser's nominee to the Company's Board of Directors. The Purchaser agreed to waive its right to appoint a nominee to our Board of Directors in May 2002.

RealTime Acquisition

      On April 14, 2000, Cimnet, Inc. (the "Company") and the stockholders (the "RealTime Stockholders") of RealTime Information Systems, PTY ("RealTime"), an Australian company engaged in the business of creating and developing software for shop floor control, entered into a Stock Purchase Agreement (the "Purchase Agreement"). Contemporaneous with the execution and delivery of the Purchase Agreement, the Company and the RealTime Stockholders closed the transaction contemplated by the Purchase Agreement. Under the terms of the Purchase Agreement, the Company acquired all of the outstanding capital stock of RealTime in exchange for (i) the payment by the Company of a total of $10,000 and (ii) the issuance of 1,194,131 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting. The Company recorded goodwill of $2,676,387. As a result of these transactions, (a) the Company owned all of the outstanding shares of capital stock of RealTime and (b) Messrs. Ian Stone, Anthony Crouch and Grant Kelly were issued 571,550, 510,312, and 112,269 shares of Cimnet common stock, respectively. In addition, Messrs. Stone and Crouch executed employment agreements with the Company. After developing the Company's Infolink product, the Company dissolved RealTime in January 2001 and Mr. Stone resigned as an employee of the Company on April 5, 2002.

      Realtime Information Systems, based in Raleigh, NC prior to the merger with Cimnet, developed and marketed a configurable Manufacturing Execution System (MES) known as Infolink. First released in 1995, Infolink was the first fully configurable MES that required no custom code for implementation. Infolink is a Windows(R) NT-based, client-server application that provides an extensive range of capabilities including genealogy/traceability, downtime and waste monitoring, job scheduling and Key Performance Indicators (KPIs). Realtime's major focus included sales and marketing to the Food and Beverage and Consumer Packaged Goods industries.

Industry Background

      In the rush to become an "e-business" many manufacturers have focused on creating sophisticated web sites, and implementing expensive customer relationship management (CRM) and enterprise resources planning (ERP) systems, only to find that their highly integrated supply chain breaks down on the factory floor. The focus on top-level systems has caused them to neglect the factory floor. This scenario is a detrimental oversight. Antiquated factory floor technology impedes the new Web-enabled system they have attempted to create. In these situations factory floor execution must catch up to the e-business technology on the front end.

      Enterprise resources planning (ERP) systems are supposed to provide the total answer. Manufacturers have spent millions implementing them only to discover that while ERP systems are very effective, they do have shortcomings and limitations. Some manufacturers have discovered that it takes their shop floor personnel as much, or more, time to enter information from a production process into the ERP system than it did to run the process itself. Other manufacturers have sophisticated factory floor infrastructure in place and software systems that control and procure data from their production machinery. However, these systems are not capable of exchanging data with an ERP system. This scenario creates an informational gap on the factory floor.

      The solution to these issues lies in another layer of software. Manufacturing Execution Systems (MES) are designed to seamlessly blend information from the factory floor with the enterprise business systems and provide the supply chain with real-time ability to track production and order status. MES fill a need in the manufacturing environment and provide a critical link that closes the information gap between the factory floor and the front office within the integrated enterprise.

      Process manufacturers were some of the first companies to discover the benefits of MES. They have used them for years to provide traceability, quality and process control, and real-time event monitoring. In the highly regulated world of food, pharmaceuticals, and chemicals, these systems are the backbone of the manufacturing process.

      Dynamic business climates and evolving technologies have given MES a broader scope. Discrete manufacturers are feeling the pressure to shift to a make-to-order model. They are learning that success in e-business involves much more than publishing a web site and enabling customers to order online. It requires a supply chain that can share information in real time and a manufacturing process that is fast, flexible, capable of minimizing inventory levels, and can provide real-time information regarding work in process. For these reasons discrete manufacturers are becoming increasingly interested in MES. The make-to-order business model shifts the focus to the factory floor. The visibility and management of order status is in the factory, and not in the distribution warehouse.

      The e-business strategy has brought attention to the factory floor in other ways as well. Customers now expect a customized product in a matter of a few days or weeks. Therefore, manufacturers need to be able to rapidly take input from the customer and be able to dynamically adapt their manufacturing operation. Detailed shop floor information in real time also grows in value as more and more companies outsource subassemblies for their products or produce subassemblies for others. This is exactly the kind of information that an MES can provide. MES are capable of providing visibility to all levels of the supply chain.

      MES provide the solutions many manufacturers need to facilitate the transition to a flexible make-to-order model, optimize performance economies in their production processes, and integrate their supply chains in order to achieve e-business objectives. MES provide infrastructure so smaller lots can be manufactured cost effectively. They can also reduce set-up times, allow for quick rerouting of work orders, and reduce the paper trail on the factory floor.

      A MES typically provides visibility into production processes, management of orders and production schedules, electronically communicates production data to factory floor employees, and communicates production results back to an ERP system. It keeps records of production and inventory, tracks work in process, and manages production flow. It also provides traceability for quality control and regulatory compliance. MES typically creates a collaborative environment that allows manufacturers to provide visibility about production status to their supply chains.

      A solid e-business strategy is essential for survival in today's business environment. However, implementing an e-business strategy is more involved than simply installing customer relationship management (CRM) software and developing a sophisticated Web Site to procure customer orders more effectively. An effort must also be made to determine how to deliver on the orders in an efficient manner.

      Many now believe that in the world of e-business, faster, better, and cheaper are no longer perceived as a competitive advantage. They are considered the cost of doing business. Companies that meet these demands are capable of becoming leaders. To meet these objectives manufacturers need quantitative information about every aspect of the production process. MES can provide that data.

      In the e-business environment, we believe the ability to rapidly produce a top quality product is the benchmark of a market leader. Manufacturers can address increasing pressures from customers by maximize the constant flow of relevant data throughout their organization. MES is the way to achieve that goal. Full utilization of an MES can yield a wealth of information that can help to facilitate better decision-making at the factory floor and enterprise level.

The Current Market

      During the last few years, many manufacturers have installed new ERP systems to better manage their financial and logistics systems within their respective businesses. Unfortunately, many of these companies are now finding that their factory productivity remains poor. In addition, the onset of eCommerce has highlighted the need for factories to provide more predictable production output times and more consistent product quality. Coordinating new supply chain planning systems into an efficient factory is necessary in order to compete in the new Internet driven environment.

      These significant changes are coming at a time when many factories are being forced to reduce their information technology and engineering staffs. We believe that manufacturers need to create an efficient factory, where the ERP systems coordinate with the manufacturing process which require minimal support staff.

      To serve these customers, CIMNET initially created the first configurable systems called Folders(TM) and Infolink which were the basis for the Company's current Factelligence(TM) product. These Manufacturing Execution Systems assist in the management of manufacturing shop floor operations while building accurate manufacturing information to be fed electronically into the enterprise business layer. Our software tools help to improve quality control, and to reduce waste, machine downtime and operator errors.

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

                        MES Market Growth Roller Coaster
                    As Reported by AMR Research, March 2003

30%

25%

20%                          [GRAPHIC OMITTED]

15%

10%

 5%

 0%
      1997      1998      1999      2000      2001      2002

Products and Services

      Cimnet develops and markets collaborative MES enterprise software and provides consulting, education, and support services for the manufacturing automation markets. These software products provide customers real-time applications that enable interactive interfaces to manufacturing operations. These applications disseminate, collect and consolidate information about manual or automated processes from ERP(Enterprise Resource Planning), HMI(Human Machine Interface)/SCADA(Supervisory Control And Data Acquisition) and other systems from single or multiple sites throughout an enterprise. The real-time information provided by the Company's products is intended to enable customers to reduce operating costs, improve product quality and increase overall throughput and productivity.

      Our current software products, sold under the CIMNET trademark offer our customers upward growth and add-on options, allowing the software to expand with the business of our customers.

      Since the release of Factelligence(TM) in March 2002, we have has expanded our reseller and integration base with partners in the US and Europe. This integration channel includes U.S. and international support for the implementation of Factelligence(TM) and related products.

      Cimnet formed a relationship with Microsoft Business Solutions in 2002 to integrate Factelligence(TM) with Axapta. The combined product will be distributed by Cimnet and Microsoft Business Solutions Channel. The Cimnet development team is currently working to finish the integration between the two products. It is expected that the integration will be completed during the second quarter of 2003.

Our Software Products

      Factelligence(TM) is a configurable MES for companies looking to prepare or enhance their factories for growth into make-to-order, lean, outsourced or collaborative manufacturing strategies. It enables customers to build a real-time, web centric information system that enhances supply chain visibility. Using direct links into manufacturing equipment, it provides current information on each step of the manufacturing process. This information allows customers to make decisions that help develop a more efficient factory and to meet aggressive deadlines.

      Factelligence(TM) comprises the following modules or "managers".

      (a) Production Manager. The Production Manager is used to record production of goods. This includes scrapping of products and recording of serial numbers. System security also forms part of this core module. Using Production Manager, supervisors can adjust their production plans to meet changing requirements and immediately broadcast the new schedule to shop floor operators. Managers can access the production status real time through their web browsers.

      (b) Product Definition Manager. The Product Definition Manager defines the detailed BOM, recipes, product specifications and documentation with revision control and security. The complete product definition is then available to the shop floor in an easy-to-view format.

      (c) Tracking Manager. The Tracking Manager records material consumption, lot genealogy, shop floor inventory and Work In Progress (WIP). Detailed status screens and reports enable instant visibility to track virtually all aspects of shop floor operations.

      (d) Labor and Shift Manager. The Labor and Shift Manager records labor times and location of operators for each job and shifts. Further, it assists managers in planning complex shift schedules including planned downtime for each machine.

      (e) DNC Manager. The management of valuable machine tools by the DNC Manager provides a reliable method to upload and download programs to customers' machines. DNC Manager includes a powerful g-code editor to centrally create and edit machining designs.

      (f) Folders Manager. "Paperless" manufacturing is well within customer's reach with the Folders Manager. This module provides for the definition of electronic folders for presentation of important computer assisted design drawings, tooling instructions and multimedia to manufacturing operators.

      (g) Procedure Step Manager. Procedure Step Manager assists customers in designing complex standard operating procedures to guide operators through their assembly or validated process. It includes instruction, data entry, electronic signature and process control steps. This manager integrates with other document management and plant control systems.

      (h) Certification Manager. The Certification Manager defines which people have the authority to make important products, operate complex processes or approve on quality results.

      (i) Datalog Manager. The Datalog Manager defines data archiving schemes to record key process and quality data. Information is archived against the specific job, line and other production domains.

      (j) Machine Utilization Manager. By using the Machine Utilization Manager operators can capture full equipment history and see machine status to improve utilization performance.

      (k) Supply Chain Connector. The Supply Chain Connector integrates all Factelligence(TM) configuration and historical data with common ERP, document management, maintenance and supply chain management systems.

      (l)    Factory Connector. The Factory Connector integrates
Factelligence(TM) into the plant control system. Interfaces to popular HMI (Human Machine Interface) systems and OPC (OLE (Object Linking and Embedding) for Process Control) servers provide full read-write capabilities to download setpoints and acquire live process and quality data.

      DNC Professional(TM): DNC refers to the technology used to connect groups of NC (Numerically-Controlled) or CNC (Computer-Numerically Controlled) machine tools to computer systems. Using digital instructions, these machines produce a wide variety of precision parts, such as engine components, aircraft parts, joint prostheses, and molds for other parts. DNC allows the transmission of part programs to and from computers and machine tools.

      DNC Professional(TM), one of our major products, is a DNC system that provides a wide variety of features and benefits to its users, including the ability to view and edit electronically all of the documents and data that are required to perform certain manufacturing functions. It also organizes these documents and data utilizing a database (Oracle, Microsoft SQL Server, or dBASE) that allows shop floor personnel the ability to easily locate pertinent information easily and quickly.

      DNC Professional(TM) is an ideal DNC solution for manufacturers to enhance their CNC operations. It installs easily onto existing networks and industry standard hardware, making it almost immediately productive. Easy-to-use, and operating under Windows(R) 95, 98, 2000 and NT, the software prompts the operators with the appropriate job queue and documents to assure that components are manufactured within the proper sequence and with the correct information. The information that the operators can view includes machine code, textual instructions, and graphical instructions with full multi-media capabilities.

      We believe that DNC Professional(TM) was the first networked DNC system that functioned in a mixed database/operating system environment. This open system approach provides companies with existing hardware and networks to upgrade to our fully functional MES solutions.

      Folders(TM): Folders(TM) is Windows(R)-based MES software targeted at customers with 200 or more employees, offering manufacturing companies paperless factory capabilities for mixed database/operating system environments, including Windows(R) and UNIX based network and database servers. Folders(TM) offers DNC, SPC, job and labor tracking, reporting, scheduling, document distribution and viewing as well as electronic machine tool monitoring.

      Wherever paper is used to transfer information or collect data within a production environment, Folders(TM) can help replace it with instantaneous data communication on the network. Folders(TM) assembles electronic production information, such as part programs, part drawings, setup sheets, and tooling lists, into a single "electronic folder". Operators at their workstations can immediately access all information to do their jobs by simply clicking on a part number, work center ID, or operation. Virtually any paperwork now being sent to the production floor can be transferred electronically.

      By using Folders(TM), production management can gain control over mission-critical workflow because of its receipt of the most up-to-date information available at the work center when and where it is needed. Other advantages of using Folders(TM) are:

     o    Improved document management,
     o    Reduction of scrap,
     o Optimized processes reporting, and assistance with ISO 9000 compliance and certification.

Sales and Marketing

      We sell our products primarily through a direct sales force and through relationships with distributors and integrators. Currently, CIMNET has approximately 10 integration partners worldwide promoting and installing CIMNET products and 6 distribution partners selling only software solutions. The sales process generally ranges from one to nine months depending on the level of education prospective customers need regarding the use and benefits of our products. CIMNET has seen the average sales cycle increase to an average of 7 months over the last year due to the current economic environment. As of March 15, 2003, our direct sales organization consisted of 7 employees.

      A key element of our market penetration strategy is the formation of relationships with database and third party software vendors for strategic functionality gaps. CIMNET has such relationships with Oracle, Microsoft, Lighthouse Systems and Microsoft Business Solutions. We believe these relationships increase our market exposure and presence, generate qualified opportunities for us to sell our products and assist us in implementing our products. Strategic software relationships are intended to provide CIMNET opportunities to penetrate an emerging market where either additional vertical products or services are needed to secure the sale or an understanding or expertise in a particular vertical market is needed to sell effectively. As of March 15, 2003, we had 1 employee devoted to developing corporate partnerships and strategic alliances.

      In terms of marketing our company and products, CIMNET utilizes the Internet as the main source of lead generation and market exposure. CIMNET uses several search engines, advertisers and the creation of industry focused white papers to market our products and services. In addition, CIMNET uses industry experts such as AMR Research for market guidance and strategic goal setting. As of March 15, 2003, we had 1 consultant devoted to managing the marketing efforts for the company.

Training/Implementation

      We offer our customers classroom, on-site and WebEx Internet training in areas such as statistical process control (SPC), distributed numerical control
(DNC) and MES as they relate to the use of our software. We employ trainers to teach these courses and have created multi-media compact disks to provide our customers training alternatives. CIMNET has trained several integration partners on our MES offerings to allow those partners to assist with end user customer training if required.

      CIMNET is staffed to provide our customers complete installation services for all of our software, as well as consulting services for installing and configuring computers and networks purchased from third parties. However, in 2002, CIMNET began to utilize third party integration partners to assist with implementations and project management. CIMNET's key training and implementation personnel typically support implementations as consultants, technical leads or trainers with the main integration team consisting of personnel from our third party partners. As of March 27, 2003, we had 9 employees dedicated to providing training and implementation services. A typical implementation engagement lasts one to six months and involves the planning, configuration, testing and implementation of the products. These services are generally billed on a time and project basis. We believe that these implementation projects not only help ensure a company's success with our products, but also allow our systems engineers to gain industry-specific knowledge that can be leveraged in future projects and products.

      In terms of technical support and customer service, the implementation team has employees dedicated to these tasks. Our customers have a choice of support options depending on the level of service desired. We maintain a technical support hotline staffed by engineers from 8:00 a.m. to 5:00 p.m., EST, Monday through Friday, from our corporate headquarters in Robesonia, Pennsylvania.

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

      As of March 15, 2003, we had 12 employees and 2 contract developers engaged in research and development activities. During the years ended December 31, 2002, 2001 and 2000, we spent $2,004,906, $1,963,929 and $921,886, respectively, on research and development. We expect to continue to commit significant resources to research and development in the future. To date, no research and development costs have been capitalized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

      The market for our products is rapidly evolving, and is expected to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. The principal competitive factors in the PC based manufacturing automation software market include:

     o    adherence to emerging operating system standards;
     o    comprehensive applications;
     o    adaptability, flexibility and scalability;
     o real-time, interactive capability internally and with vendors and suppliers
     o    integration with a variety of communications media;
     o    ease of use;
     o    ease of implementation;
     o    customer service and support and price.

      Although we believe that we currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with longer operating histories, greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources.

      Cimnet's current competitors include a number of companies offering one or more solutions for the manufacturing software automation market, some of which are directly competitive with Cimnet's products. For example Cimnet's competitors at the DNC market include InterCim, Greco Systems and Predator. In the MES marketspace, Cimnet's key competitors include Camstar, Datasweep, Wonderware and Rockwell Automation. We also may face competition from systems integrators and consulting firms which design and develop custom software and systems. Some of these firms may possess industry-specific expertise or reputations among potential customers for offering solutions to a manufacturing need.

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

      We attempt to avoid infringing known intellectual property and proprietary rights of third parties in its product development efforts. However, we have not conducted and do not conduct comprehensive patent searches to determine whether the technology used in products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of them which are confidential when filed, with regard to similar technologies.

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

Employees

      As of March 27, 2003, we had 31 employees, including 12 in research and development of new software; 9 in applications engineering; 6 in sales and marketing; 1 in developing corporate partnerships and strategic alliances, and 3 in operations and order processing. In addition we have 2 consultants working on research and development of new software and 1 working in marketing.

Risk Factors

      In addition to other information in this Annual Report on Form 10-KSB, the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

Risks Related To Our Business
-----------------------------

      We Have Incurred Substantial Losses And We May Not Be Profitable In The Future. During the fiscal years ended December 31, 2002 and December 31, 2001 we reported a net loss of ($789,254) and a net profit of $1,381,760 respectively. Through December 31, 2002, our accumulated deficit equaled ($825,663). Although we reported a profit during the 2001 fiscal year, we cannot be certain that we will return to profitability in the future. Failure to return to profitability may adversely affect our ability to conduct business and the market price of our common stock.

      The Demand For Manufacturing Software Has Weakened Significantly And Demand Will Likely Remain Weak For Some Time Because Of The Current Economic Climate. The market for our manufacturing software has changed rapidly over the last two years. The market for advanced manufacturing automation software expanded dramatically during 2000 and part of 2001, but declined significantly in 2002. Since the second half of 2001, many companies have experienced financial difficulties or uncertainty, and as a result have canceled or delayed spending on technology initiatives. These companies typically are not demonstrating the same urgency regarding technology initiatives that existed during the economic expansion that stalled in 2001. This trend has worsened for some companies following the September 11, 2001 terrorist attacks in the United States and the accounting scandals involving Enron, Worldcom and other companies. The economic uncertainty caused by the military action in Iraq will likely further depress technology spending. If companies continue to cancel or delay their business and technology initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations will continue to be materially and adversely affected.

      Our Quarterly Operating Results May Fluctuate Because We Depend On A Small Number Of Large Orders From A Limited Number Of Customers. We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal period could be materially adversely affected if we are unable to complete one or more substantial license sales planned for that period. During the year ended December 31, 2002, one customer accounted for more than 33% of our total revenue and during the year ended December 31, 2001 the same customer accounted for approximately 73.6% of our total revenue. In addition, the purchase and implementation of our products typically involve a significant cost to our customers, including the purchase of related hardware and software, as well as training and integration costs. These implementations also include a substantial commitment of resources by our customers or their consultants over an extended period of time. As a result, our sales cycle is relatively long. Our services revenue, which is largely correlated with our license revenue, has fluctuated and may fluctuate in the future due to significant consulting and implementation services performed in a quarter.

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

      We Have Significant Fixed Operating Costs, Which May Be Difficult To Adjust In Response To Unanticipated Fluctuations In Revenues. A high percentage of our operating expenses, particularly personnel, rent and depreciation, are generally fixed in advance of any particular quarter. As a result, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for, our software sales may cause significant variations in operating results in any particular quarter and could have a material adverse effect on operations for that quarter.

      An unanticipated termination or decrease in size or scope of product sales, a client's decision not to proceed with a purchase we anticipated or the completion during a quarter of several major sales could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter because of such factors as:

     o the contractual terms and timing of completion of software product sales;
     o    any delays incurred during software test periods;
     o loss of key highly skilled personnel necessary to complete software sales and implementations; and
     o    general economic conditions.

      Intense Competition From Other Software Companies May Adversely Affect Our Financial Condition And Operating Results. The market for personal computer based manufacturing automation software applications is intensely competitive. If we are unable to compete effectively, our business, financial condition and operating results would be materially adversely affected. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, we expect that new competitors will enter the market with competing products as the size and visibility of the market opportunity increases. We also expect that competition will increase as a result of software industry consolidations and formations of alliances among industry participants. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance.

      Manufacturers May Decrease Or Delay Their Use Of Automation Software As A Means For Improving Productivity. Our future success depends heavily on the acceptance and use of manufacturing automation software as a means for manufacturers to enhance productivity and to otherwise streamline operations. We develop and implement manufacturing automation software. If use of this software does not grow, or grows more slowly than expected, our revenues could be less than we anticipate and our business, financial condition and results of operations could be materially adversely affected. Manufacturers may delay adoption of manufacturing automation software for a number of reasons, including:

     o inability to implement and sustain profitable business models using our software;
     o inadequate network infrastructure or other hardware necessary to run our software;
     o delays in the development or adoption of new technical standards and protocols required to handle increased levels of usage;
     o adoption of new laws and regulations applicable to new technologies and electronic commerce by federal, state or international governments that hinder the growth of new technologies; or
     o failure of manufacturers to record sufficient sales to warrant improving their manufacturing facilities.

      We Have A Very Limited Number Of Products And We May Not Be Able To Develop New Products Or Enhance Existing Products On A Timely Basis. We sell a small number of software products for manufacturing automation applications. We introduced the initial version of CIMNET Folders in September, 1994. Revenues from the family of products and related services have grown rapidly representing over 22%, 85% and 69% of the Company's total revenues during 2000, 2001 and 2002 respectively. We expect that revenues from these products will continue to account for a substantial portion of our revenues. The life cycles of our products are difficult to estimate due in large measure to the relatively recent emergence of the market for our products, the future effect of product enhancements and future competition. Declines in demand for these products, whether as a result of competition, technological change or otherwise, or price reductions would have a material adverse effect on the Company's operating results.

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

      Our Use Of The "Cimnet" and "Factelligence(TM)" Trademarks May Infringe The Trademark Rights Of Other Companies. Our use of "CIMNET" and "Factelligence(TM)" as well as the use of other names, may result in costly litigation, divert management's attention and resources, cause product shipment delays or require Cimnet to pay damages and/or to enter into royalty or license agreements to continue to use a product name. Cimnet may be required to stop using the name "Cimnet", "Factelligence(TM)" or other names currently used for its products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

      In June 1992, our predecessor company, J.N.L. Industries, Inc. registered the Cimnet trademark with the U.S. Patent and Trademark Office for International Class 9. In order to maintain the effectiveness of a trademark registration, the Patent and Trademark Office requires that an affidavit be filed with the Patent and Trademark Office within the fifth year following registration confirming continued use of the trademark. We failed to file an affidavit in 1997, and therefore, our registration of the Cimnet trademark lapsed. However, in August 1999, we filed another application with the Patent and Trademark Office for the "Cimnet" trademark, and reinstatement of our ownership of the trademark was obtained. We have not filed a trademark application for the "Factelligence(TM)" trademark.

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

      We May Not Be Able To Comply In A Timely Manner With All Of The Recently Enacted Or Proposed Corporate Governance Provisions. Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. We believe that we currently comply with all of the requirements that have become effective thus far, and with many of the requirements that will become effective in the future. Although we currently expect to comply with all current and future requirements, we may not be successful in complying with these requirements at all times in the future. In addition, certain of these requirements will require us to make changes to our corporate governance practices. For example, one NASDAQ proposal (which may become applicable to companies listed on the OTC Bulletin Board, or its successor, the BBX Exchange) under review by the Securities and Exchange Commission will require that a majority of our Board of Directors be composed of independent directors by our 2004 Annual Meeting of Stockholders. Currently, only one of the four members of our Board of Directors is, as opposed to are considered to be independent. We may not be able to attract a sufficient number of directors in the future to satisfy this requirement, if enacted and if it becomes applicable to our company. Additionally, the Commission recently passed a final rule that requires companies to disclose whether a member of their Audit Committee satisfies certain criteria as a "financial expert." Although we currently have one Audit Committee member that satisfies this requirement and expect this to continue, we may not be able to satisfy this, or other, corporate governance requirements at all times in the future, and our failure to do so could cause the Commission or NASDAQ to take disciplinary actions against us, including an action to delist our stock from the OTC Bulletin Board or any other exchange or electronic trading system where our shares of common stock trade.

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

      Our Common Stock Is Particularly Subject To Volatility Because Of The Industry That We Are In. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology companies, particularly software companies, have been extremely volatile, and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the market price of our common stock.

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

      Future Sales By Existing Security Holders Could Depress The Market Price Of Our Common Stock. If our existing stockholders sell a large number of shares of our common stock, the market price of the common stock could decline significantly. Moreover, the perception in the public market that our existing stockholders might sell shares of common stock could depress the market price of the common stock.

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

Item  2.     PROPERTIES.
             ----------

      Our principal facility is a 7,500 square foot building in Robesonia, Pennsylvania. We believe that our current facility is adequate to meet our current business requirements, and that suitable additional space will be available as needed. The building is owned by John D. Richardson, our founder, Chief Executive Officer and Chairman of the Board and leased on a year to year basis. The monthly rent paid by the Company to Mr. Richardson is $10,000 which we consider to be no greater than market rate for comparable space.

Item  3.     LEGAL PROCEEDINGS.
             -----------------

      We are not presently a party to any material legal proceedings nor are any material legal proceedings presently threatened against us, except as set forth below:

      On or about December 26, 2001, a lawsuit was commenced in the United States District Court for the Eastern District of Pennsylvania captioned Greenwood Partners, L.P. v. Cimnet, Inc. and John Richardson 01-CV.6624(JW). The Company and John Richardson are named as defendants in the action. The plaintiff seeks unspecified damages arising from Cimnet's alleged breach of a contract pursuant to which Cimnet allegedly agreed to pay the plaintiff securities in exchange for consulting services that the plaintiff allegedly provided to Cimnet. In the alternative, the plaintiff seeks damages for unjust enrichment or specific performance of the alleged contract. In addition, the plaintiff seeks unspecified compensatory and punitive damages on the theory that Cimnet's conduct amounts to a violation of the Securities Exchange Act of 1934, as amended. Cimnet has filed an Answer denying the substantive allegations of the Complaint and interposing a variety of affirmative defenses. The parties have completed discovery and we have filed a motion for summary judgment and Plaintiff has filed a memorandum in opposition to our motion.

Item  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
             --------------------------------------------------

      No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 2002.

                                     PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             -------------------------------------------------
             STOCKHOLDER MATTERS.
             -------------------

      Our shares of Common Stock were quoted since May 28, 1998 on the OTC Bulletin Board under the symbol "WTNR" and since July 2, 1999 under the symbol "CIMK". However, the trading market for our Common Stock is extremely limited. Cimnet has not historically paid dividends on shares of its common stock and does not anticipate paying dividends on its shares of common stock during the next year.

      The following table sets forth the range of high and low bid quotations for our Common Stock, for the two year period ended December 31, 2002 as reported by the OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. In the future, the trading volume of our common stock may be extremely limited (or non-existent). As a result, the liquidity of an investment in our common stock may be adversely affected.

                                  Common Stock
                                  ------------

                            High   Low                           High   Low
                            ----   ---                           ----   ---
         2002                                  2001
         ----                                  ----

      Quarter ended                        Quarter ended
      March 31, 2002       $2.30  $1.55    March 31, 2001       $1.94  $ .28

      Quarter ended                        Quarter ended
      June 30, 2002        $1.80  $1.30    June 30, 2001        $1.90  $ .97

      Quarter ended                        Quarter ended
      September 30, 2002   $1.18  $0.57    September 30, 2001   $2.20  $1.10

      Quarter ended                        Quarter ended
      December 31, 2002    $1.01  $0.41    December 31, 2001    $2.05  $1.20

      On March 14, 2003, the final quoted prices as reported by the OTC Bulletin Board was $0.50 for each share of Common Stock. As of March 14, 2003, there were 6,292,321 shares of Common Stock outstanding, held of record by approximately 111 record holders.

Equity Compensation Plan Information

      Information regarding equity compensation plans, including stockholder approved plans and non-stockholder approved plans is set forth in the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Recent Sales of Unregistered Securities

      During the year ended December 31, 2002, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             -------------------------------------------------
             CONDITION AND RESULTS OF OPERATIONS.
             -----------------------------------

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

Application of Critical Accounting Policies:

      Disclosure of the Company's significant accounting policies is included in
Note 2 to the financial statements. Certain of these policies are particularly sensitive requiring judgments, estimates and assumptions to be made by management. Senior management has discussed the development of such estimates, and related Management Discussion and Analysis disclosure, with the board of directors. The following accounting policies are the ones identified by management to be critical to the results of operations:

      Revenue Recognition - The Company generates revenue principally from the following sources:

      Software and Hardware: Revenues are recorded when software or hardware products are shipped and are recorded net of allowance for estimated returns, price concessions and other discounts.

      Services: Revenues for services (installation, engineering and training) are recognized when services are completed.

      Maintenance Agreements: Maintenance agreements generally require the Company to provide technical support and certain software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the maintenance agreement.

      The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2, "Software Revenue Recognition," as well as the SEC staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

      Goodwill - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. The Company was also required to complete a transitional impairment test within six months from the date of adoption. During the second quarter of 2002, the Company completed the transitional impairment test. The estimated fair value of the Company exceeded its book value. As a result, no write-down of goodwill was required as of January 1, 2002. Additionally, such a review must be performed on an annual basis and, based upon such review, management determined that no write-down of goodwill was required as of December 31, 2002 (See Note 2 to the financial statements)

      Software Development Costs - Under the criteria set forth in SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross product revenue, estimated economic product lives, and changes in software and hardware technology. Amounts that would have been capitalized under this statement after consideration of the above factors were immaterial and, therefore no software development costs have been capitalized by the Company.

      Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense as research and development until the technological feasibility of the product has been established. Costs incurred after technological feasibility has been established for software development, maintenance and product enhancements and acquisition costs are included in cost of goods sold.

      Stock Options and Warrants - Under SFAS No. 123, "Accounting for Stock-Based Compensation," a fair value-based method for valuing stock-based compensation is set forth that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Stock compensation expense and sales discounts recognized for non-employee legal and consulting services and customer purchases totaled $22,918 and $327,037 for the years ended December 31, 2002 and 2001, respectively.

      SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." The Company accounts for its employee stock option plans under APB Opinion No. 25. Compensation expense recognized for stock options issued to employees with an exercise price less than the fair market value of the related common stock amounted to $80,367 and

$80,220 for the years ended December 31, 2002 and 2001, respectively. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied ( See Note 12 ).

      This section presents a review of the Company's financial condition and results of operations and should be read in conjunction with the consolidated financial statements of the Company and the notes included elsewhere herein.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

      Net Sales for the year ended December 31, 2002 were $4,152,508, a decrease of 50.8% or $4,284,075 over net sales for the year ended December 31, 2001. This decrease is the result of reduced orders for our Manufacturing Execution System
(MES) software from one major customer. Sales to this customer were $1,391,831 and $6,210,047 for the years ending December 31, 2002 and 2001 respectively.

      Costs of goods sold for 2002 were $432,159 compared to $1,230,589 for 2001, a decrease of $798,430 or 64.9%. This decrease in costs of goods sold is related to the decrease of net sales by 50.8% and to the related decrease in costs associated with the engagement of third party field engineers for the implementation of the Company's software products.

      Gross Profit for 2002 was $3,720,349 compared to $7,205,994 for 2001, a decrease of $3,485,645 or 48.4%. This decrease is primarily due to the decrease in net sales. The percentage of cost of goods sold was 10.4% of net sales in 2002 as compared to 14.6% of net sales in 2001. This decrease is due to the related substantial decrease in costs associated with the engagement of third party field engineers for the implementation of the Company's software products.

      Selling, general and administrative expenses for 2002 were $3,183,885 or
76.7 % of net sales compared to $2,562,061 or 30.4% of net sales, for 2001. Specifically the changes in the following categories were primarily attributable to these increases: Salaries increased by $225,243 and employee benefits increased by $18,482, both due to an increase in the number of employees, and commission expense decreased by $151,602 due to the decrease in gross revenue. Advertising costs increased by $156,731 due to the Company's marketing efforts for its new product, "Factelligence(TM)". Travel and entertainment costs increased by $87,204 due to traveling to trade shows, and traveling for promotion of the new product, "Factelligence(TM)", and the Company not being able to recover certain travel costs from customers on certain of its installations. Trade show expenses increased by $96,575 as a result of the Company attending several trade shows and incurring the associated expenses for these shows. Depreciation expense increased by $68,858 as a result of the Company's purchase of a partial ownership interest in an aircraft at the end of 2001 and other property and equipment acquired during 2002.

      Stock compensation relating to employee compensation, consulting and legal services decreased by $221,972. This decrease is attributable to an amendment to a common stock purchase warrant held by a marketing firm during 2002. As a result, the Company expensed $52,000 relating to the issuance of such common stock purchase warrants during 2002 as compared to $277,297 for the issuance of such warrants in 2001.

      Research and development in 2002 were $2,004,906 or 48.3% of net sales compared to $1,963,929 or 23.3% of net sales in 2001. The primary reason for this increase is due to salaries increasing by $368,252 and employee benefits increasing by $5,149. This is due to an increase in the number of software developers engaged in the design of the Company's new product, "Factelligence(TM)". Other research and development expenses decreased by $337,782 as compared to 2001. This decrease is due to certain independent contractors previously being engaged as independent contractor being directly employed by the Company in 2002.

      Commencing in 2002, the Company is no longer amortizing goodwill. Amortization expense for 2001 was $178,424 or 2.1% of net sales. This change was attributable to the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", under which the Company no longer amortizes goodwill. For further discussion of this change, see
Note 2 to the Company's financial statements.

      Loss from operations for 2002 was ($1,626,727) compared to an income of $2,121,323 in 2001, a decrease of $3,748,050. This decrease is predominantly due to the previously discussed increase in operating expenses along with the decrease in net sales.

      Interest expense for 2002 was $19,821 or 0.5% of net sales, compared to interest expense of $13,994 or 0.2% of net sales for 2001. In 2002 other income included realized gains on the sale of securities of $83,387 or 2.0% of net sales and rental revenue of $52,565 or 1.3% of net sales, in addition to interest earned, in the amount of to $13,272 or 0.3% of net sales, on the cash balance with the bank. In 2001 other income included realized gains on the sale of securities of $41,740 or 0.50% of net sales and interest earned in the amount of $21,379 or 0.30% of net income on the cash balance with the bank. The increase in realized gains on the sale of securities was attributable to a full year of such activity in 2002 compared to minimal activity in 2001. There was no rental revenue in 2001.

      Provision (benefit) for income taxes for 2002 was ($708,070) compared to $788,688 in 2001 due primarily to the fact that the Company recorded a net loss in 2002. (See Note 5 to the financial statements.)

      The net loss for 2002 was ($789,254) or ($0.15) per share of common stock (basic and diluted) as compared to net income of $1,381,760 or $0.22 and 0.20 per share of common stock (basic and diluted, respectively) in 2001.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

      Net Sales for the year ended December 31, 2001 increased by 177.3% or $5,393,922 over net sales for the year ended December 31, 2000. This increase is the result of Cimnet receiving substantial orders from one customer for its Manufacturing Execution System (MES) software and continuing business with its new and existing customers. This one customer accounted for 73.6% of net sales for the year ended December 31, 2001.

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

      Selling, general and administrative expenses (including stock compensation-employees consulting and legal services) for 2001 were $2,942,318 or 34.9 % of net sales compared to $2,232,648 or 73.4% of net sales, for 2000. These amounts include non-cash expenses of $380,257 and $79,116 in 2001 and 2000, respectively, relating to stock compensation for employees, consulting and legal services. Total research and development expenses were $1,963,929 or 23.3% of net sales compared to $921,886 or 30.3% of net sales for 2000. The increase in selling, general and administrative expenses is due to an increase in personnel and the expenses associated with sales growth. The increase in research and development expenses is due to the development of a new generation of MES software.

      Amortization expense for 2001 was $178,424 or 2.1% of net sales compared to $133,818 or 4.4% of net sales for 2000. This increase in amortization of goodwill is attributable to a full year of amortization expense being included in 2001.

      Income from operations for 2001 was $2,121,323 compared to a loss of ($694,612) in 2000, an increase of $2,815,935. This increase is the result of Cimnet receiving substantial orders for its MES software from one customer.

      Interest expense for 2001 was $13,994 or 0.2% of net sales and interest income was $21,379 or 0.3% of net sales, compared to interest expense of $21,357 or 0.7% of net sales for 2000. This decrease in interest expense and the existence of interest income is due to positive cash flow resulting from the 177.3% increase in net sales enabling payment on the credit line and investment of excess cash. See "Liquidity and Capital Resources."

      Net income for 2001 included $41,740 of realized gains on the sale of available for sale securities, compared to no realized gains in 2000. No amounts were invested in available for sale securities during 2000.

      Income tax expense was $788,688 or 9.3% of net sales for 2001, as compared to an income tax benefit of $67,307 or 2.2% of net sales for 2000. The increase in income tax expense is attributable to the increase in pretax income of $2,886,417.

      Net income for 2001 was $1,381,760 or $0.20 per share of common stock (basic and diluted, respectively), as compared to a loss of ($648,662) or ($0.11) per share of common stock (basic and diluted), in 2000.

Liquidity And Capital Resources

      At December 31, 2002, the Company had current assets of $2,357,462 compared to $4,257,896 at December 31, 2001. This decrease is primarily due to a decrease of $975,328 in cash to subsidize the increase in operating costs, a decrease of $265,417 in available for sale securities, and a decrease of $1,173,371 in accounts receivable, primarily as a result of the reduced sales to one customer in 2002. Current liabilities decreased by $607,036 in 2002 from 2001. This decrease is due to the paying down of accounts payable with cash provided from collections on accounts receivable, the decrease in deferred income of $211,733 which is due to a significant contract not being present at December 31, 2002 that was ongoing at December 31, 2001, the decrease in the accrued income tax liability due to tax payments being made during 2002, the current year loss and the expected benefits of research and development tax credits to be received.

Operating Activities

      Cash provided by (used in) operations for fiscal 2002 and 2001 was ($619,077) and $852,917, respectively. The decrease in cash provided by operations in 2002 was primarily due to a decrease in net income of $2,171,014 versus 2001.

      Cash provided by (used in) operations for fiscal 2001 and 2000 was $852,917 and ($159,476), respectively. The increase in cash provided by operations in 2001 was primarily due an increase in net income of $2,030,422 versus 2000.

Investing Activities

      Investing activities consumed $318,958 and $686,718 in 2002 and 2001, respectively. During 2002 the Company purchased and constructed $249,848 of property and equipment as compared to $203,492 in 2001. The Company increased its investment in a limited partnership by $25,000 in 2002, and also consumed $44,110 in cash related to net transactions in available for sale securities, as compared to $455,726 during 2001.

Financing Activities

      Financing activities consumed $37,293 in 2002 compared to providing $919,003 in 2001, a decrease of $956,296. This decrease is due to the Company's obtaining proceeds from the issuance of preferred stock of $1,000,000 and the exercise of common stock purchase warrants for $100,000, during September of 2001, while no such transactions occurred in 2002.

Capital Resources

      The Company has a line of credit with a bank. As of December 31, 2002, the Company had no outstanding balance on its line of credit and $300,000 of unused credit available, subject to a borrowing base formula. The Company has met all financial covenants in its loan documents.

Contractual Obligations

                                       Due In Less   Due In     Due in    Due after
                            Total      Than 1 Year  1-3 Years  4-5 Years   5 Years
                            -----      -----------  ---------  ---------   --------

Long-term debt              $241,676      $ 54,443   $102,355   $ 84,878   $      0

Capital lease obligations      1,036         1,036          0          0          0

Operating leases              40,865        22,290     18,575          0          0
                            -------------------------------------------------------

                            $283,577      $ 77,769   $120,930   $ 84,878   $      0
                            ========      ========   ========   ========   ========


      The Company has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources. The Company is however, jointly and severably liable for the total outstanding debt on an aircraft for which the Company holds a 25% interest, should the other interest holders fail to honor their obligations. The total amount outstanding on this obligation was $888,424 at December 31, 2002. The Company has not historically paid dividends on shares of its capital stock and does not anticipate paying any dividends during the next year.

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

Recently Issued Accounting Standards

      In June of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement became effective for the Company on January 1, 2003 and did not have a significant impact on the Company's financial condition or results of operations.

      In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain

Costs Incurred in a Restructuring). This Statement delays recognition of these costs until liabilities are incurred, rather than at the date of commitment to the plan, and requires fair value measurements. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Company's financial condition or results of operations.

Item  7.     FINANCIAL STATEMENTS.
             --------------------

      See Financial Statements following Item 15 of this Annual Report on Form 10-KSB.

Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ------------------------------------------------
             ACCOUNTING AND FINANCIAL DISCLOSURE.
             -----------------------------------

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

      The Company engaged Beard Miller Company LLP ("Beard Miller"), as its new independent accountants as of October 5, 2001. Prior to such date, the Company did not consult with Beard Miller regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered by Beard Miller on the Company's financial statements, or (iii) any other matter that was the subject of a disagreement between the Company and its auditor (as defined in Item 304(a)(1)(iv) of Regulation S-K and its related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

                                    PART III

Item  9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             ----------------------------------------------------
             PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
             ------------------------------------------------------
             ACT OF THE REGISTRANT.
             ---------------------

      Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item  10.    EXECUTIVE COMPENSATION.
             ----------------------

      Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item  11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             ---------------------------------------------------
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
             ------------------------------------------

      Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item  12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
             ----------------------------------------------

      Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
             -------------------------------------------------------------------

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

10.07*       2002 Stock Option Plan.
99.1         Certification of Chief Executive Officer and Principal Accounting
             Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

-------------
* Previously filed with the Securities and Exchange Commission.

(b)   Reports on Form 8-K

      None.

Item  14.    CONTROLS AND PROCEDURES.
             -----------------------

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

Item  15.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
             --------------------------------------

      Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

CIMNET, INC.

                                TABLE OF CONTENTS

                                                                        PAGE NO.

FINANCIAL STATEMENTS:

   Independent Auditor's Report                                           F-1
   Balance Sheets                                                         F-2
   Statements of Operations                                               F-4
   Statements of Changes in Stockholders' Equity                          F-5
   Statements of Cash Flows                                               F-6
   Notes to Financial Statements                                          F-8

                          INDEPENDENT AUDITOR'S REPORT

To the Shareholders
Cimnet, Inc.
Robesonia, Pennsylvania

         We have audited the accompanying balance sheets of Cimnet, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require than we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cimnet, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002, which changed its method of accounting for goodwill and other intangible assets.


                                       /s/ Beard Miller Company LLP

Reading, Pennsylvania
January 16, 2003

CIMNET, INC.
--------------------------------------------------------------------------------
BALANCE SHEETS


                                     ASSETS

                                                                            DECEMBER 31,
                                                                   ----------------------------
                                                                       2002            2001
                                                                   ------------    ------------
CURRENT ASSETS
   Cash and cash equivalents                                       $    117,825    $  1,093,153
   Available for sale securities                                        209,598         475,015
   Accounts receivable, net of allowance for doubtful accounts
       2002 $53,493; 2001 $60,000                                     1,049,345       2,222,716
   Inventories                                                          107,030         135,987
   Prepaid expenses                                                      60,853         108,023
   Income taxes receivable                                              540,818               0
   Deferred income tax assets                                           271,993         223,002
                                                                   ------------    ------------

       Total Current Assets                                           2,357,462       4,257,896
                                                                   ------------    ------------

PROPERTY AND EQUIPMENT, NET                                             708,730         578,986
                                                                   ------------    ------------

GOODWILL                                                              2,364,145       2,364,145
                                                                   ------------    ------------

OTHER ASSETS                                                             52,500          27,500
                                                                   ------------    ------------


         Total Assets                                              $  5,482,837    $  7,228,527
                                                                   ============    ============

See notes to financial statements.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   December 31,
                                                                          ---------------------------
                                                                              2002           2001
                                                                          ------------   ------------
CURRENT LIABILITIES

   Current portion of long-term debt                                      $     55,479   $     42,913
   Accounts payable                                                             84,792        332,799
   Accrued expenses                                                            180,838         98,623
   Accrued income taxes                                                              0        242,077
   Deferred income                                                             889,401      1,101,134
                                                                          ------------   ------------

         Total Current Liabilities                                           1,210,510      1,817,546

LONG-TERM DEBT, NET OF CURRENT PORTION                                         187,233        216,254

DEFERRED INCOME TAX LIABILITY                                                   74,565         16,968
                                                                          ------------   ------------

         Total Liabilities                                                   1,472,308      2,050,768
                                                                          ------------   ------------

STOCKHOLDERS' EQUITY

   Common stock, $.0001 par value; 15,000,000 shares authorized; shares            629            628
       issued and outstanding 2002 6,292,321; 2001 6,282,321
   Preferred stock, $.0001 8% cumulative convertible; 5,000,000 shares
       authorized; 746,965 shares issued and outstanding                            75             75
   Paid-in capital                                                           5,391,109      5,321,764
   Retained earnings (deficit)                                                (825,663)        88,269
   Accumulated other comprehensive loss                                       (415,366)       (13,605)
   Deferred stock compensation                                                (140,255)      (219,372)
                                                                          ------------   ------------

         Total Stockholders' Equity                                          4,010,529      5,177,759
                                                                          ------------   ------------

         Total Liabilities and Stockholders' Equity                       $  5,482,837   $  7,228,527
                                                                          ============   ============

--------------------------------------------------------------------------------

CIMNET, INC.

--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS

                                                                    Years Ended December 31,
                                                                   --------------------------
                                                                      2002           2001
                                                                   -----------    -----------
NET SALES                                                          $ 4,152,508    $ 8,436,583

COST OF GOODS SOLD                                                     432,159      1,230,589
                                                                   -----------    -----------

         Gross Profit                                                3,720,349      7,205,994
                                                                   -----------    -----------
OPERATING EXPENSES

   Selling, general and administrative                               3,183,885      2,562,061
   Stock compensation - employees, consulting and legal services       158,285        380,257
   Research and development                                          2,004,906      1,963,929
   Amortization of goodwill                                                  0        178,424
                                                                   -----------    -----------

         Total Operating Expenses                                    5,347,076      5,084,671
                                                                   -----------    -----------

         Operating Income (Loss)                                    (1,626,727)     2,121,323
                                                                   -----------    -----------
OTHER INCOME (EXPENSES)

   Interest income (expense), net                                       (6,549)         7,385
   Rental income                                                        52,565              0
   Realized gain on the sale of available for sale securities           83,387         41,740
                                                                   -----------    -----------

         Total Other Income                                            129,403         49,125
                                                                   -----------    -----------

         Income (Loss) Before Income Tax Expense (Benefit)          (1,497,324)     2,170,448

INCOME TAX EXPENSE (BENEFIT)                                          (708,070)       788,688
                                                                   -----------    -----------

         Net Income (Loss)                                           ($789,254)   $ 1,381,760
                                                                   ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE - BASIC                              ($0.15)   $      0.22
                                                                   ===========    ===========

NET INCOME (LOSS) PER COMMON SHARE - DILUTED                            ($0.15)   $      0.20
                                                                   ===========    ===========

See notes to financial statements.

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2002 and 2001

                                                  Common Stock              Preferred Stock
                                            ------------------------   -------------------------     Paid-in
                                              Shares        Amount       Shares        Amount        Capital
                                            ---------    -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 2000                  6,093,131    $       609             0   $         0   $ 3,789,805

 Comprehensive income:

    Net income                                      0              0             0             0             0
    Change in unrealized loss on
      available for sale securities                 0              0             0             0             0

   Total Comprehensive Income


 Stock compensation expense                    30,619              3             0             0        54,193
 Consulting and legal service expense,
    fair value of options and warrants
    granted                                         0              0             0             0       300,037
 Change in fair value of stock warrants
    issued for sales commitments                    0              0             0             0        27,000
 Issuance of shares of 8% cumulative
    convertible preferred stock and
    warrants                                        0              0       746,965            75       999,925
 Dividends and accretion on preferred
    stock                                           0              0             0             0        14,892
 Exercise of stock options and warrants       158,571             16             0             0       135,912
                                          -----------    -----------   -----------   -----------   -----------

BALANCE, DECEMBER 31, 2001                  6,282,321            628       746,965            75     5,321,764

 Comprehensive income:

    Net loss                                        0              0             0             0             0
    Change in unrealized loss on
       available for sale securities                0              0             0             0             0

   Total Comprehensive Loss


 Stock compensation expense                         0              0             0             0             0
 Consulting and legal service expense,
    fair value of options and warrants
    granted                                         0              0             0             0        77,918
 Change in fair value of stock warrants
    issued for sales commitments                    0              0             0             0       (55,000)
 Issuance of stock options                          0              0             0             0         1,250
 Dividends and accretion on preferred
    stock                                           0              0             0             0        44,678
 Exercise of stock options                     10,000              1             0             0           499
                                          -----------    -----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 2002                  6,292,321    $       629       746,965   $        75   $ 5,391,109
                                          ===========    ===========   ===========   ===========   ===========


                                                         Accumulated
                                            Retained       Other          Deferred
                                            Earnings    Comprehensive      Stock
                                           (Deficit)        Loss        Compensation      Total
                                          -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2000                ($1,252,599)   $         0      ($299,592)   $ 2,238,223
                                                                                       -----------
 Comprehensive income:

    Net income                              1,381,760              0              0      1,381,760
    Change in unrealized loss on
      available for sale securities                 0        (13,605)                      (13,605)
                                                                                       -----------
   Total Comprehensive Income                                                            1,368,155
                                                                                       -----------

 Stock compensation expense                         0              0         80,220        134,416
 Consulting and legal service expense,
    fair value of options and warrants
    granted                                         0              0              0        300,037
 Change in fair value of stock warrants
    issued for sales commitments                    0              0              0         27,000
 Issuance of shares of 8% cumulative
    convertible preferred stock and
    warrants                                        0              0              0      1,000,000
 Dividends and accretion on preferred
    stock                                     (40,892)             0              0        (26,000)
 Exercise of stock options and warrants             0              0              0        135,928
                                          -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 2001                     88,269        (13,605)      (219,372)     5,177,759
                                                                                       -----------
 Comprehensive income:

    Net loss                                 (789,254)             0              0       (789,254)
    Change in unrealized loss on
       available for sale securities                0       (401,761)             0       (401,761)
                                                                                       -----------
   Total Comprehensive Loss                                                             (1,191,015)
                                                                                       -----------

 Stock compensation expense                         0              0         80,367         80,367
 Consulting and legal service expense,
    fair value of options and warrants
    granted                                         0              0              0         77,918
 Change in fair value of stock warrants
    issued for sales commitments                    0              0              0        (55,000)
 Issuance of stock options                          0              0         (1,250)             0
 Dividends and accretion on preferred
    stock                                    (124,678)             0              0        (80,000)
 Exercise of stock options                          0              0              0            500
                                          -----------    -----------    -----------    -----------
BALANCE, DECEMBER 31, 2002                  ($825,663)     ($415,366)     ($140,255)   $ 4,010,529
                                          ===========    ===========    ===========    ===========

See notes to financial statements.
--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS

                                                                        Years Ended December 31,
                                                                      --------------------------
                                                                         2002            2001
                                                                      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                ($  789,254)   $ 1,381,760
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                    141,442        251,009
         Realized gain on sale of securities                              (83,387)       (41,740)
         Provision for doubtful accounts                                   (6,507)        60,000
         Provision for deferred income taxes                                 (240)      (150,234)
         Loss on disposal of property and equipment                             0          1,890
         Stock warrants - sales commitments                               (55,000)        27,000
         Stock options - employees                                         80,367         80,220
         Stock options and warrants - consulting and legal services        77,918        300,037
         Stock granted - employee                                               0         54,196
         (Increase) decrease in assets:
            Accounts receivable                                         1,179,878     (1,936,792)
            Inventories                                                    28,957        (81,029)
            Prepaid expenses                                               47,170        (55,770)
            Income taxes receivable                                      (540,818)        86,340
         Increase (decrease) in liabilities:
            Accounts payable                                             (248,008)       158,910
            Accrued expenses                                                2,215        (77,650)
            Accrued income taxes                                         (242,077)       242,077
            Deferred income                                              (211,733)       562,693
            Due to related party                                                0        (10,000)
                                                                      -----------    -----------

         Net Cash Provided by (Used in) Operating Activities             (619,077)       852,917
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Investment in limited partnership                                    (25,000)       (27,500)
     Purchase of property and equipment                                  (249,848)      (203,492)
     Purchase of available for sale securities                         (1,288,992)      (948,645)
     Proceeds from the sale of available for sale securities            1,244,882        492,919
                                                                      -----------    -----------

         Net Cash Used in Investing Activities                           (318,958)      (686,718)
                                                                      -----------    -----------

See notes to financial statements.
--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                       Years Ended December 31,
                                                                      --------------------------
                                                                         2002            2001
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Principal payments on long-term borrowings                          ($37,793)       ($8,425)
     Proceeds on exercise of stock options and stock warrants                 500        135,928
     Proceeds from issuance of preferred stock and warrants                     0      1,000,000
     Net payments on line of credit                                             0       (208,500)
                                                                      -----------    -----------

         Net Cash Provided by (Used in) Financing Activities              (37,293)       919,003
                                                                      -----------    -----------

         Net Increase (Decrease) in Cash and Cash Equivalents            (975,328)     1,085,202

CASH AND CASH EQUIVALENTS - BEGINNING                                   1,093,153          7,951
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                                    $   117,825    $ 1,093,153

                                                                      ===========    ===========
SUPPLEMENTARY CASH FLOWS INFORMATION

     Interest paid                                                    $    19,821    $    15,743
                                                                      ===========    ===========

     Income taxes paid, net of refunds 2002 $59,075; 2001 $28,000     $    74,357    $   624,560
                                                                      ===========    ===========

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES

     Issuance of employee stock options                               $     1,250    $         0
                                                                      ===========    ===========

     Purchase of interest in aircraft and assumption of related debt  $         0    $   255,750
                                                                      ===========    ===========

     Purchase of equipment through seller financing                   $    21,338    $         0
                                                                      ===========    ===========

See notes to financial statements.
--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

               Cimnet, Inc. (the Company) is in the business of the development, sale and maintenance of computer integrated manufacturing software. The Company also is engaged in the resale of hardware that is incidental to the operation of its software products. The Company's software is a manufacturing execution system, which enables factories to monitor work flows and manufacturing processes. The Company's office is located in Robesonia, Pennsylvania, and the Company has sales throughout the United States and abroad. Approximately 82% and 84% of the sales for the years ended December 31, 2002 and 2001, respectively, were throughout the United States. Credit is granted on terms that the Company establishes for individual customers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Accounts Receivable

             Accounts receivable are stated at outstanding balances, less an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on past experience, agings of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due.

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

           Property and Equipment

             Property and equipment are stated at cost. Depreciation on equipment is computed by the declining-balance method over the equipment's estimated useful lives. Improvements to leased property are amortized over the lesser of the life of the lease or the lives of the improvements. An aircraft is being amortized over seven years under the straight-line method and software is being amortized over three years under the straight-line method.

             Expenditures for betterments and additions are capitalized, while maintenance and repairs are charged to expense when incurred. When depreciable property is retired or otherwise disposed of, the related assets and accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in earnings.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Other Assets

             The Company is accounting for its 25% investment in Reading Air Charter, LLC (RAC) by the equity method of accounting and has included this amount in other assets at December 31, 2002 and 2001. Under this method, the net income of RAC is recognized as income in the Company's income statements and added to the investment account, and distributions received from RAC are treated as a reduction of the investment account. Allocation of RAC's profits is governed by a Partnership Agreement, although it is generally based on the ownership percentage of each of the partners. The Company invested in RAC on December 3, 2001 and its operations for the periods ended December 31, 2002 and 2001 were not material.

CIMNET, INC.
--------------------------------------------------------------------------------

             Concurrent with entering this investment, the Company acquired a 25% interest in an aircraft that is leased to RAC (see Note 9).

           Goodwill

             Effective as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. The Company was also required to complete a transitional impairment test within six months from the date of adoption. During the second quarter of 2002, the Company completed the transitional impairment test. The estimated fair value of the Company exceeded its book value. As a result, no write-down of goodwill was required as of January 1, 2002. Additionally, such a review must be performed on an annual basis and, based upon such review, management determined that no write-down of goodwill was required as of December 31, 2002.

             The following table reflects pro forma results of operations of the Company, giving effect to SFAS No. 142, as if it were adopted on January 1, 2001:

                                                                           Years Ended December 31,
                                                                          --------------------------
                                                                              2002           2001
                                                                          -----------    -----------
             Net income (loss), as reported                               ($  789,254)   $ 1,381,760
             Add back amortization expense                                          0        178,424
                                                                          -----------    -----------
                    Pro Forma Net Income (Loss) Available to Common
                        Stockholders - Diluted                               (789,254)     1,560,184

             Preferred stock dividends                                        (80,000)       (26,000)
             Preferred stock discount accretion                               (44,678)       (14,892)
                                                                          -----------    -----------
                    Pro Forma Net Income (Loss) Available to Common
                        Stockholders - Basic                                ($913,932)   $ 1,519,292
                                                                          ===========    ===========

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Goodwill (Continued)

                                                     Years Ended December 31,
                                                     ------------------------
                                                        2002           2001
                                                     ----------     ---------
             Basic net income per common share:
                  As reported                         ($  0.15)      $   0.22
                  Pro forma                           ($  0.15)      $   0.25

             Diluted net income per common share:
                  As reported                         ($  0.15)      $   0.20
                  Pro forma                           ($  0.15)      $   0.23

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

           Stock Options and Warrants

             The Financial Accounting Standards Board's SFAS No. 123, "Accounting for Stock-Based Compensation," contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Stock compensation expense and sales discounts recognized for nonemployee legal and consulting services and customer purchases totaled $22,918 and $327,037 for the years ended December 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

             SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." The Company accounts for its employee stock option plans under APB Opinion No. 25. Compensation expense recognized for stock options issued to employees with an exercise price less than the fair market value of the related common stock amounted to $80,367 and $80,220 for the years ended December 31, 2002 and 2001, respectively. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

           Advertising Costs

             The Company expenses the cost of advertising the first time advertising takes place, except for prepaid advertising. Prepaid advertising consists principally of the costs of developing advertising materials including sales literature and catalogs. These costs are expensed on a monthly basis over the estimated

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

             useful life of the materials, generally over 12 to 24 months. At December 31, 2002 and 2001, $85 and $1,728 of advertising costs, respectively, were included in prepaid expenses. Advertising expense for the years ended December 31, 2002 and 2001 was $269,988 and $113,258, respectively.

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

             The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                                  Years Ended December 31,
                                                                                 -------------------------
                                                                                    2002           2001
                                                                                 ----------     ----------
             Unrealized holding losses arising during the year                   $  309,528     $   22,451

             Reclassification adjustment for gains realized in net income            83,387              0
                                                                                 ----------     ----------

             Net unrealized losses                                                  392,915         22,451

             Tax effect                                                               8,846         (8,846)
                                                                                 ----------     ----------

                    Net of Tax Amount                                            $  401,761     $   13,605
                                                                                 ==========     ==========

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Recently Issued Accounting Standards

             In June of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement became effective for the Company on January 1, 2003 and did not have a significant impact on the Company's financial condition or results of operations.

             In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement delays recognition of these costs until liabilities are incurred, rather than at the date of commitment to the plan, and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on the Company's financial condition or results of operations.

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 3 - SECURITIES

             The amortized cost and approximate fair value of securities as of December 31, 2002 and 2001 is summarized as follows:


                                                             Gross          Gross
                                            Amortized      Unrealized     Unrealized        Fair
                                               Cost          Gains          Losses          Value
                                            ----------     ----------     ----------     ----------
             December 31, 2002
                Available for sale
                  securities, equity
                  securities                $  624,964     $        0     ($ 415,366)    $  209,598
                                            ==========     ==========     ==========     ==========
             December 31, 2001
                Available for sale
                  securities, equity
                  securities                $  497,466     $   13,065      ($ 35,516)    $  475,015
                                            ==========     ==========     ==========     ==========

             The gross realized gains on sales of available for sale securities totaled $83,387 and $41,740, respectively, for the years ended December 31, 2002 and 2001. There were no realized losses during either year.

NOTE 4 - PROPERTY AND EQUIPMENT

             Property and equipment consisted of the following at December 31, 2002 and 2001:

                                                                                          Estimated
                                                               2002           2001       Useful Lives
                                                           ------------   ------------   ------------
             Furniture, fixtures and equipment             $    690,956   $    559,750   3 - 10 years
             Aircraft - 25% interest                            328,900        328,900     7 years
             Leasehold improvements                             314,152        211,676   7 - 40 years
             Computer software                                   55,026         17,522     3 years
                                                           ------------   ------------

                                                              1,389,034      1,117,848

             Accumulated depreciation and amortization         (680,304)      (538,862)
                                                           ------------   ------------

                                                           $    708,730   $    578,986
                                                           ============   ============

             Depreciation and amortization related to property and equipment amounted to $141,442 and $72,585 for the years ended December 31, 2002 and 2001, respectively.

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES

             The provision (benefit) for income taxes for the years ended
           December 31, 2002 and 2001 was as follows:

                                                                         2002           2001
                                                                     ------------   ------------
             Federal:

               Current                                                  ($707,830)  $    810,371
               Deferred                                                      (240)      (129,735)

             State:

               Current                                                          0        128,551
               Deferred                                                         0        (20,499)
                                                                     ------------   ------------

                                                                        ($708,070)  $    788,688
                                                                     ============   ============


NOTE 5 - INCOME TAXES (CONTINUED)

             A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

                                                                         2002             2001
                                                                     ------------   ------------
             Pretax at statutory rate                                   ($509,090)  $    747,132
             State taxes, net of federal benefit                          (75,754)       108,052
             Benefit of research and development credits                 (143,414)             0
             Goodwill                                                           0         60,664
             Valuation allowance                                           75,754       (179,382)
             Other                                                        (55,566)        52,222
                                                                     ------------   ------------

                                                                        ($708,070)  $    788,688
                                                                     ============   ============

             Income tax expense includes $32,854 and $16,446 in 2002 and 2001, respectively, of income tax expense related to net realized securities gains.

             The net deferred tax asset for the years ended December 31, 2002 and 2001 consists of the following:

                                                                         2002           2001
                                                                     ------------   ------------
             Deferred tax assets:

               Deferred stock compensation                           $    230,524   $    173,784
               Allowance for doubtful accounts                             21,076         23,640
               Accrued vacation                                            20,393         16,732
               Unrealized losses on securities available for sale               0          8,846
               Net operating loss carryforward                             75,754              0
                                                                     ------------   ------------

                                                                          347,747        223,002

               Valuation allowance                                        (75,754)             0
                                                                     ------------   ------------

                 Total Deferred Tax Asset                                 271,993        223,002
                                                                     ------------   ------------
             Deferred tax liabilities,

               Depreciation expense                                       (74,565)       (16,968)
                                                                     ------------   ------------

                 Net Deferred Tax Asset                              $    197,428   $    206,034
                                                                     ============   ============

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES (CONTINUED)

             The Company decreased the valuation allowance by $179,382 during 2001, based upon the 2001 results of operations. At December 31, 2002, the Company has a state net operating loss carryforward of $1,402,000 for which a deferred tax asset was recorded, with a corresponding valuation allowance. This net operating loss carryforward expires in 2022.

             The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2002 and 2001 as follows:

                                                                         2002           2001
                                                                     ------------   ------------
             Deferred tax assets, current                            $    271,993   $    223,002
             Deferred tax liability, noncurrent                           (74,565)       (16,968)
                                                                     ------------   ------------

                                                                     $    197,428   $    206,034
                                                                     ============   ============

NOTE 6 - LINE OF CREDIT

             The Company has a $300,000 line of credit with a bank subject to a borrowing base formula. Interest is payable monthly at the bank's prime interest rate plus .75%. There were no outstanding borrowings at December 31, 2002 and 2001. The line of credit expires on May 31, 2003. The line of credit is collateralized by a first lien security interest in all business assets. This line contains a financial covenant that the Company maintain a certain tangible net worth. The Company was in compliance with this covenant at December 31, 2002.

NOTE 7 - LONG-TERM DEBT

             Long-term debt consisted of the following at December 31, 2002 and 2001:

                                                                                   2002           2001
                                                                               ------------   ----------
             Note payable, representing 25% of an obligation
               outstanding, secured by an aircraft, payable in fixed
               monthly installments of $4,381 including interest at
               3.04% plus a variable per annum rate equal to the rate
               listed for "1-Month" Commercial Paper (4.35% at
               December 31, 2002) through August 2008 (see Notes 2
               and 4)                                                          $    222,106   $  255,750

             Note payable, secured by equipment, payable in fixed monthly principal installments of $889 plus interest at the
               bank's prime rate plus 0.5% (4.75% at December 31, 2002)
               through October 2004                                                  19,570            0

             Capital lease obligations for various equipment; interest
               rate imputed at 19.63%; payable in monthly installments
               of $235 through May 2003; collateralized by the
               equipment under capital lease                                          1,036        3,417
                                                                               ------------   ----------

                                                                                    242,712      259,167

             Current portion                                                        (55,479)     (42,913)
                                                                               ------------   ----------

                                                                               $    187,233   $  216,254
                                                                               ============   ==========

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

             The future minimum payments required on the notes payable at December 31, 2002 are as follows:

               2003                                        $     54,443
               2004                                              54,609
               2005                                              47,746
               2006                                              49,864
               2007                                              35,014
                                                           ------------

                                                           $    241,676
                                                           ============

NOTE 7 - LONG-TERM DEBT (CONTINUED)

             Future minimum payments required under the lease obligations at December 31, 2002 are as follows:

               2003                                        $      1,175

               Amount representing interest                        (139)
                                                           ------------
                Present value of minimum lease
                     payments                              $      1,036
                                                           ============

             Interest expense for the years ended December 31, 2002 and 2001 was $19,821 and $13,994, respectively.

NOTE 8 - EARNINGS PER SHARE

              The Company's calculation of earnings per share is as follows:

                                                                            December 31,
                                                                     ---------------------------
                                                                         2002            2001
                                                                     ------------   ------------
           NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS -
                  DILUTED                                               ($789,254)  $  1,381,760
                  Preferred stock dividends                               (80,000)       (26,000)
                  Preferred stock discount accretion                      (44,678)       (14,892)
                                                                     ------------   ------------

             NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS -
                  BASIC                                                 ($913,932)  $  1,340,868
                                                                     ============   ============

             AVERAGE BASIC SHARES OUTSTANDING                           6,290,627      6,182,988
                  Assumed conversion of preferred stock                         0        234,464
                  Effect of dilutive options and warrants                       0        410,142
                                                                     ------------   ------------

             AVERAGE DILUTED SHARES OUTSTANDING                         6,290,627      6,827,594
                                                                     ============   ============

             NET INCOME (LOSS) PER COMMON SHARE

                  Basic                                                    ($0.15)  $       0.22
                                                                     ============   ============

                  Diluted                                                  ($0.15)  $       0.20
                                                                     ============   ============

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 8 - EARNINGS PER SHARE (CONTINUED)

             A total of 1,602,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the year ended December 31, 2002.

             Options to purchase 260,000 shares of common stock with exercise prices ranging from $1.50 to $2.00 per share were not included in the computation of 2001 net income per share due to exercise price exceeding the average market price of these options.

NOTE 9 - RELATED PARTY TRANSACTIONS

             The Company is affiliated with High Printing and Graphics, Inc. The Company's President owns a 50% interest in High Printing and Graphics, Inc. During the years ended December 31, 2002 and 2001, the Company conducted transactions with the related party which were immaterial, both individually and in the aggregate.

             The Company rents space from the Company's stockholders on a year to year basis. Rent expense for 2002 and 2001 relating to this arrangement was $120,000 and $90,000, respectively.

             The Company owns a 25% interest in Reading Air Charter, LLC (RAC). During the year ended December 31, 2002, the Company leased to RAC its portion of an aircraft for total rental income of $52,565. No rents were received during 2001.

             The Company pays RAC a monthly fee for the use of RAC's services. Total fees paid to RAC during 2002 amounted to $78,000. No fees were paid during 2001.

NOTE 10 - EMPLOYEE DEFERRED SALARY PLAN

             The Company has an employee savings plan subject to the provisions of Section 401(k) of the Internal Revenue Code. Under the terms of the Plan, the Company will match 25% of the participant's contribution, up to 6% of the participant's compensation. The total Company contributions included in the statements of operations for the years ended December 31, 2002 and 2001 were $32,654 and $23,675, respectively.

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 11 - STOCKHOLDERS' EQUITY

             In January 2001, the Company entered into a two-year agreement with a marketing firm in which a total of 400,000 stock warrants were issued. The agreement called for 16,667 warrants to vest per month at an exercise price of $0.25 per share. 200,000 warrants were vested at December 31, 2001 and each of these warrants are exercisable for one share of common stock at an exercise price of $0.25 per share. During 2002, the Company amended this marketing agreement whereby the remaining 200,000 warrants vest on January 1, 2003 and each of these warrants are exercisable for one share of common stock at an exercise price of $2.00 per share. The weighted-average fair value of warrants vesting in 2002 and 2001 was $0.26 and $1.39, respectively. The grant date fair value of the warrants issued during 2001 was $0.50 per warrant. No warrants were granted during 2002. Total marketing expense related to the vested warrants amounted to $52,000 and $277,297 for the years ended December 31, 2002 and 2001, respectively. The warrants that vested during 2001 expire on December 31, 2006. The warrants that vested on January 1, 2003 expire on January 1, 2008.

             In August 2001, the Company issued 746,965 shares of its Series A Convertible Preferred Stock and 300,000 Common Stock Purchase Warrants for $1,000,000. Approximately $134,000 of the $1,000,000 purchase price has been allocated to the fair value of the warrants, generating a discount on preferred stock that is being accreted over a period of three years. Such accretion was $44,676 and $14,892 for the years ended December 31, 2002 and 2001, respectively. The warrants are exercisable at the fair market value of the Company's stock on the vesting dates. 100,000 warrants vested immediately and were exercised for $133,000. 100,000 warrants vested on January 1, 2002 and the remaining 100,000 warrants vested on January 1, 2003. These warrants are exercisable at $2.00 and $1.75 per warrant for the warrants that vested on January 1, 2002 and 2003, respectively. The warrants expire three years from date of issuance. Net sales for the years ended December 31, 2002 and 2001 include additional income of $55,000 and expense of $27,000 for sales discounts relating to the change in the fair value of the warrants that vested on January 1, 2003 and 2002, respectively, from the fair value calculated on the date of issuance.

             Each of the preferred shares is convertible into shares of the Company's common stock at a conversion price of $1.33875, subject to certain anti-dilution adjustments. The holders of the Series A Preferred Shares are entitled to receive an annual cumulative dividend on each share of the Series A Preferred Shares equal to 8% of the Issuance Price ($1.33875) payable quarterly on the fifteenth day following the end of each fiscal quarter, in kind, in the form of additional shares of the Series A Preferred Stock, or at the election of the Company in cash; provided, however, that dividends on the Series A Preferred Shares: will cease to accrue and will not be payable for any year during which the Fair Market Value (as defined) of the Common Stock, as of the anniversary date of August 17, increases by an amount equal to or greater than 8% over the Fair Market Value of the Common Stock as of the preceding August 17 and will permanently cease to accrue, and dividends accrued and unpaid with respect to any partial dividend period prior to such date will not be payable, if the Fair Market Value of the Common Stock, at any time after the effectiveness date of the initial registration covering the public resale of the shares of Common Stock issuable upon the exercise of the Series A Preferred Shares equals or exceeds the average Closing Price (as defined) multiplied by 2 for the 25 day period following the effective date of the Initial Registration. For the year ended December 31, 2002 and 2001, dividends in the amount of $80,000 and $26,000, respectively, were accrued related to the Series A Preferred Shares outstanding. At December 31, 2002 and 2001, the per share amount of dividends in arrearages amounted to $0.14 and $0.03, respectively.

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED)

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

--------------------------------------------------------------------------------
                                      F-20

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 12 - STOCK OPTION PLAN

             During 2002, the stockholders approved the adoption of the 2002 stock option plan (the 2002 Plan). The purpose of the 2002 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of the Company may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants and independent contractors. A total of 1,000,000 shares of common stock have been made available. The options under this plan vest as dictated in the individual stock option agreements and expire five years from date of grant for a 10% stockholder and ten years from date of grant for all others. At December 31, 2002, no options have been granted under this Plan.

             During 1999, the stockholders approved the adoption of the 1999 stock option plan (the 1999 Plan). The purpose of the 1999 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of the Company may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants and independent contractors. A total of 1,300,000 shares of common stock have been made available. The options under this Plan vest over a five-year period, in 20% increments on each successive anniversary of the date of the grant, with varying expiration dates.

             At December 31, 2002, 1,142,500 options have been granted under the 1999 plan of which 737,500 have been granted below market price. At December 31, 2001, 1,010,000 options were granted, of which 725,000 had been granted below market price. Compensation expense related to these options was $80,367 and $80,220 for employees and directors, and $25,918 and $22,740 for legal counsel for the years ended December 31, 2002 and 2001, respectively.

             Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                                         2002           2001
                                                                     ------------   ------------
             Net income (loss):

                  As reported                                           ($789,254)  $  1,381,760
                  Add stock based employee compensation expense
                      included in reported net income (loss), net
                      of related tax effects                               80,367         80,220
                  Deduct total stock-based employee compensation
                      expense determined under fair value based
                      method for all awards, net of related tax
                      effect                                             (234,805)      (233,138)
                                                                     ------------   ------------

                  Pro forma                                             ($943,692)  $  1,228,842
                                                                     ============   ============

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 12 - STOCK OPTION PLAN (CONTINUED)

                                                                         2002           2001
                                                                     ------------   ------------
             Net income per share of common stock, basic:

                As reported                                                ($0.15)  $       0.22
                Pro forma                                                  ($0.17)  $       0.19

             Net income per share of common stock, diluted:

                As reported                                                ($0.15)  $       0.20
                Pro forma                                                  ($0.17)  $       0.18


             The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2002 and 2001: dividend yield of 0% for both years, expected volatility of 94% and 142%, the average risk-free interest rate of 2.89% and 4.78% for 2002 and 2001; and expected lives of 6.83 years for the directors and
           7.0 years for consulting options, in 2002 and 2001, respectively.

             A summary of the status of the 1999 plan as of December 31, 2002 and 2001 is presented below:

                                                           2002                           2001
                                                 -------------------------      ------------------------
                                                                 Weighted                      Weighted
                                                                 Average                       Average
                                                                 Exercise                      Exercise
                                                   Shares         Price          Shares         Price
                                                 ----------     ----------      ---------     ----------
Outstanding, beginning of year                      980,000     $     1.09      1,085,000     $     1.07
     Granted                                         32,500           1.42         25,000           1.32
     Forfeited                                            0           0.00        (71,429)         (1.25)
     Exercised                                      (10,000)         (0.05)       (58,571)         (0.64)
                                                 ----------     ----------     ----------     ----------

Outstanding, end of year                          1,002,500     $     1.11        980,000     $     1.09
                                                 ==========     ==========     ==========     ==========

Options exercisable at year-end                     595,366     $     1.11        375,557     $     0.58
                                                 ==========     ==========     ==========     ==========

Weighted average fair value of options
     granted during the year                                    $     0.50                    $     0.89
                                                                ==========                    ==========


--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

NOTE 12 - STOCK OPTION PLAN (CONTINUED)

             The following table summarizes information about options outstanding at December 31, 2002 and 2001:

                                 2002                                               2002
                           Options Outstanding                               Options Exercisable
-------------------------------------------------------------------     ------------------------------
                                      Weighted
                      Number          Average             Weighted          Number           Weighted
   Range of        Outstanding at    Remaining            Average       Outstanding at      Average
   Exercise         December 31,    Contractual           Exercise        December 31,       Exercise
    Prices              2002        Life (Years)            Price            2002            Price
---------------    -------------    ------------         ----------     --------------    -----------
     $0.05               185,000            4.96              $0.05            106,700          $0.05
 $0.60 - $0.90            25,000            5.60               0.72             13,840           0.70
 $0.91 - $1.50           592,500            4.89               1.15            366,426           1.18
 $1.51 - $2.00           200,000            5.25               2.00            108,400           2.00
                   -------------                                        -------------

                       1,002,500                                               595,366
                   =============                                        ==============

                                 2001                                               2001
                           Options Outstanding                               Options Exercisable
-------------------------------------------------------------------     ------------------------------
                                      Weighted
                      Number          Average             Weighted          Number           Weighted
   Range of        Outstanding at    Remaining            Average       Outstanding at      Average
   Exercise         December 31,    Contractual           Exercise        December 31,       Exercise
    Prices              2001        Life (Years)            Price            2001            Price
---------------    -------------    ------------         ----------     --------------    -----------
     $0.05               195,000            6.17              $0.05             60,674          $0.05
 $0.60 - $0.90            25,000            6.63               0.72              8,756           0.68
 $0.91 - $1.50           560,000            6.59               1.14            239,461           1.14
 $1.51 - $2.00           200,000            6.25               2.00             66,666           2.00
                   -------------                                         -------------

                         980,000                                               375,557
                   =============                                         =============


NOTE 13 - COMMITMENTS AND CONTINGENCIES

             The Company leases various office equipment and a vehicle which are classified as operating leases. The following is a schedule by years of minimum rental payments under such operating leases that expire at various dates through 2004.

           Years ending December 31:

                 2003                            $     22,290
                 2004                                  18,575
                                                 ------------

                                                 $     40,865
                                                 ============

             During 2001, the Company obtained a 25% interest in an aircraft and assumed 25% of the related outstanding debt (Note 7). The Company is jointly and severably liable for the total outstanding debt should the other 75% of the aircraft ownership fail to honor their obligations. The total amount outstanding on this obligation was $888,424 at December 31, 2002.

--------------------------------------------------------------------------------

CIMNET, INC.
--------------------------------------------------------------------------------

             Total rental expense under all leases for the years ended December 31, 2002 and 2001 was $156,845 and $155,925, respectively.

             Cimnet, Inc. is involved in ordinary and routine litigation incidental to its business. The Company is not party to any pending legal proceedings that, in the opinion of management, would have a material adverse effect on the results of its operations or financial position.

NOTE 14 - CONCENTRATION OF RISK

             Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash which may, at times, exceed F.D.I.C. limits and trade accounts receivable.

             During 2002, the Company had sales to one customer totaling $1,391,831 of which $112,565 was outstanding at December 31, 2002. During 2001, the Company had sales to one customer totaling $6,210,048 of which $1,257,882 was outstanding at December 31, 2001. No other significant concentrations existed at December 31, 2002 and 2001.


--------------------------------------------------------------------------------

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  Robesonia, Pennsylvania
        March  28,  2003

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

Signature                             Title                               Date
---------                             -----                               ----

/s/ John D. Richardson     Chairman of the Board, Chief Executive     March 28, 2003
-----------------------    Officer and Chief Accounting Officer
John D. Richardson

/s/ William Nyman          Director and Vice President                March 28, 2003
-----------------------    of Integration Services
William Nyman

/s/ David Birk             Director                                   March 28, 2003
-----------------------
David Birk

/s/ Karl Gerhart           Director                                   March 28, 2003
-----------------------
Karl Gerhart


                                  CERTIFICATION

     Pursuant to Section 302 of the Sarbanes Oxley Act of 2002, I, John D. Richardson, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Cimnet, Inc. (the "Company");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and I have:

         a) designed such internal controls to ensure that material information relating to the Company is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

     5. I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

         a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

     6. I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

/s/ JOHN D. RICHARDSON
---------------------------------
John D. Richardson
Chief Executive Officer and Principal Accounting Officer