Form 10QSB
period 2003-03-31
CIMNET INC/PA
filed 2003-05-15
CIK 1035901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


                946 W. Penn Avenue, Robesonia, Pennsylvania 19551
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (610) 693-3114

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

The Company has 6,292,321 shares of common stock, par value $.0001 per share, outstanding as of May 10, 2003.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1     Condensed Financial Statements
           Balance Sheets                                                     1
           Statements of Operations                                           2
           Statements of Cash Flows                                           3
           Notes to Financial Statements                                      4

Item 2     Management's Discussion and Analysis                               8

Item 3     Controls and Procedures                                           11


PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings                                                 12

Item 2     Changes in Securities and Use of Proceeds                         12

Item 3     Defaults Upon Senior Securities                                   12

Item 4     Submission of Matters to Vote of Securities Holders               12

Item 5     Other Information                                                 12

Item 6     Exhibits and Reports on Form 8-K                                  12

Signatures                                                                   13

ITEM 1 - FINANCIAL STATEMENTS

                                  CIMNET, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                                        March 31,     December 31,
                                                                          2003           2002
                                                                       -----------    -----------
                                                                       (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                         $   198,288    $   117,825
     Available for sale securities                                         207,857        209,598
     Accounts receivable, net of allowance of $35,132 at
         March 31, 2003 and $53,493 at December 31, 2002                   681,810      1,049,345
     Inventories                                                           108,641        107,030
     Prepaid expenses                                                       71,921         60,853
     Income taxes receivable                                               514,483        540,818
     Deferred income tax assets                                            352,454        271,993
                                                                       -----------    -----------

         Total Current Assets                                            2,135,454      2,357,462

PROPERTY AND EQUIPMENT, NET                                                676,119        708,730
GOODWILL                                                                 2,364,145      2,364,145
OTHER ASSETS                                                                52,500         52,500
                                                                       -----------    -----------

                                                                       $ 5,228,218    $ 5,482,837
                                                                       ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                 $    56,127    $    55,479
     Accounts payable                                                      110,267         84,792
     Accrued expenses                                                      196,820        180,838
     Deferred income                                                       768,133        889,401
                                                                       -----------    -----------

         Total Current Liabilities                                       1,131,347      1,210,510

LONG-TERM DEBT, NET OF CURRENT PORTION                                     172,543        187,233
DEFERRED INCOME TAX LIABILITY                                               72,302         74,565
                                                                       -----------    -----------

                                                                         1,376,192      1,472,308
                                                                       -----------    -----------
STOCKHOLDERS' EQUITY
     Common stock, 15,000,000 shares authorized at $.0001 par value;
         6,292,321 shares issued and outstanding at March 31, 2003
         and December 31, 2002                                                 629            629
     Preferred stock, $.0001 8% cumulative convertible; 5,000,000 shares authorized; 746,965 shares issued and outstanding
         at March 31, 2003 and December 31, 2002                                75             75
     Paid-in capital                                                     5,402,278      5,391,109
     Accumulated deficit                                                (1,013,712)      (825,663)
     Accumulated other comprehensive loss                                 (417,107)      (415,366)
     Deferred stock compensation                                          (120,137)      (140,255)
                                                                       -----------    -----------

                                                                         3,852,026      4,010,529
                                                                       -----------    -----------

                                                                       $ 5,228,218    $ 5,482,837
                                                                       ===========    ===========

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.
                            STATEMENTS OF OPERATIONS


                                                           Three Months
                                                          Ended March 31,
                                                     --------------------------
                                                        2003           2002
                                                     -----------    -----------
                                                            (Unaudited)

NET SALES                                            $   842,967    $ 1,341,317

COST OF GOODS SOLD                                        45,833        129,378
                                                     -----------    -----------

         Gross Profit                                    797,134      1,211,939
                                                     -----------    -----------

OPERATING EXPENSE
     Selling, general and administrative                 605,113        975,463
     Research and development                            460,112        601,612
                                                     -----------    -----------

                                                       1,065,225      1,577,075
                                                     -----------    -----------

         Operating Loss                                 (268,091)      (365,136)
                                                     -----------    -----------

NONOPERATING INCOME (EXPENSE)
     Interest income (expense), net                        2,748         (6,405)
     Other income                                         13,141         65,080
                                                     -----------    -----------

                                                          15,889         58,675
                                                     -----------    -----------

         Loss before Income Tax Benefit                 (252,202)      (306,461)

INCOME TAX BENEFIT                                       (95,322)       (88,765)
                                                     -----------    -----------

         Net Loss                                    ($  156,880)   ($  217,696)
                                                     ===========    ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED        $     (0.03)   $     (0.04)
                                                     ===========    ===========

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                Three Months
                                                                              Ended March 31,
                                                                        --------------------------
                                                                           2003           2002
                                                                        -----------    -----------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                                           ($  156,880)   ($  217,696)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
            Depreciation and amortization                                    35,163         27,591
            Provision for doubtful accounts                                 (18,361)         2,573
            Realized gain on sale of securities                                   0        (41,917)
            Provision for deferred income taxes                             (82,724)      (114,623)
            Stock warrants, sales commitments                                     0          4,500
            Stock options, employees                                         20,118         20,055
            Stock options and warrants, legal and consulting services             0         78,642
            (Increase) decrease in assets:
               Accounts receivable                                          385,896      1,030,227
               Inventories                                                   (1,611)          (176)
               Prepaid expenses                                             (11,068)       (10,681)
               Income taxes receivable                                       26,335              0
            Increase (decrease) in liabilities:
               Accounts payable                                              25,475        (80,203)
               Accrued expenses                                              (4,018)        (9,895)
               Accrued income taxes                                               0        (16,402)
               Deferred income                                             (121,268)      (461,266)
                                                                        -----------    -----------

              Net Cash Provided by Operating Activities                      97,057        210,729
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Investment in Limited Partnership                                            0        (25,000)
     Purchase of property and equipment                                      (2,552)       (94,613)
     Purchase of available for sale securities                                    0       (550,133)
     Proceeds from the sale of available for sale securities                      0        540,334
                                                                        -----------    -----------

              Net Cash Used in Investing Activities                          (2,552)      (129,412)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Principal payments on long-term borrowings                             (14,042)       (12,090)
     Exercised stock options                                                      0          1,500
                                                                        -----------    -----------

              Net Cash Used in Financing Activities                         (14,042)       (10,590)
                                                                        -----------    -----------

              Net Increase in Cash and Cash Equivalents                      80,463         70,727

CASH AND CASH EQUIVALENTS - BEGINNING                                       117,825      1,093,153
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                                      $   198,288    $ 1,163,880
                                                                        ===========    ===========

The accompanying notes are an integral part of these statements.

                                  Cimnet, Inc.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

              The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

              In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

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

              In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard is not expected to have a significant impact on the Company's financial condition or results of operations.

              In January 2003, the Financial Accounting Standards Board ("FASB") issues FASB Interpretation no. ("FIN") 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." FIN 46 provides guidance on identifying variable interest entities and assessing whether or not a variable interest entity should be consolidated. The provisions of FIN 46 are to be applied immediately to variable interest entities created after January 31, 2003. For variable interest entities created on or before January 31, 2003, the provision of FIN 46 are to be applied no later than the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact, if any, of FIN 46 on its financial statements.




NOTE 3 - NET LOSS PER COMMON SHARE

              Basic net loss per common share is calculated by dividing net loss less preferred stock dividends and the accretion of the discount on preferred stock by the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options and warrants, if dilutive, using the treasury stock method and the effects of convertible preferred shares outstanding, using the if-converted method.

                                  Cimnet, Inc.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - NET LOSS PER COMMON SHARE (CONTINUED)

              The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended March 31, 2003 is as follows:

                                                                     Weighted
                                                                      Average
                                                       Income         Shares       Per Share
                                                     (Numerator)   (Denominator)     Amount
                                                     -----------    -----------   -----------
         Basic and diluted earnings per share:
              Net loss                                ($  156,880)
              Preferred stock dividends                   (20,000)
              Accretion of preferred stock discount       (11,169)
                                                      -----------

              Net loss available to common
                  stockholders                        ($  188,049)     6,292,321   ($     0.03)
                                                      ===========    ===========   ===========

              A total of 1,742,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

              The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended March 31, 2002 is as follows:

                                                                      Weighted
                                                                       Average
                                                        Income         Shares       Per Share
                                                      (Numerator)   (Denominator)     Amount
                                                      -----------    -----------   -----------
         Basic and diluted earnings per share:
              Net loss                                ($  217,696)

              Preferred stock dividends                   (20,000)
              Accretion of preferred stock discount       (11,169)
                                                      -----------

              Net loss available to common
                  stockholders                        ($  248,865)     6,289,432   ($     0.04)
                                                      ===========    ===========   ===========

              A total of 1,370,000 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

NOTE 4 - STOCK OPTION PLAN

              The Company accounts for its stock options under APB Option 25. Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                                       Three Months Ended
                                                                            March 31,
                                                                      ----------------------
                                                                        2003         2002
                                                                      ---------    ---------
               Net loss:
                    As reported                                       ($156,880)   ($217,696)
                    Add stock-based employee compensation
                        expense included in reported net loss, net
                        of related tax effects                           20,118       20,055
                    Deduct total stock-based employee
                        compensation expense determined under
                        fair value based method for all awards, net
                        of related tax effect                           (62,577)     (58,084)
                                                                      ---------    ---------

                      Pro Forma                                       ($199,339)   ($255,725)
                                                                      =========    =========

                                  Cimnet, Inc.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - STOCK OPTION PLAN (CONTINUED)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                         -------------------------
                                                                            2003           2002
                                                                         ----------     ----------
               Net loss per share of common stock, basic and diluted:
                    As reported                                         ($     0.03)   ($     0.04)
                    Pro forma                                           ($     0.03)   ($     0.04)

NOTE 5 - COMPREHENSIVE LOSS

              Total comprehensive loss was $158,621 and $260,477 for the three months ended March 31, 2003 and 2002, respectively. Comprehensive loss differed from net income for the three months ended March 31, 2003 and 2002 as a result of changes in the unrealized gains and losses on the Company's available for sale securities.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

              During 2001, the Company obtained and recorded a 25% interest in an aircraft and assumed and recorded 25% of the related outstanding debt. The Company is jointly and severably liable for the total outstanding debt should the other 75% of the aircraft ownership fail to honor their obligations. The total amount outstanding on this obligation was $845,600 at March 31, 2003. This loan is payable monthly with interest at 3.04% plus a variable per annum rate equal to the rate listed for "1- month" Commercial Paper, and matures in August 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              This section presents a review of the Company's financial condition and results of operations and is intended to assist in understanding and evaluating major changes in the Company's financial position and earnings.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

              Net sales for the three months ended March 31, 2003 decreased by 37.2% or $498,350 over net sales for the three months ended March 31, 2002. In the three months ended March 31, 2002, $484,960 of deferred revenue from 2001 was recognized as income, as opposed to only $13,056 of deferred revenue from 2002 being recognized as revenue in the three months ended March 31, 2003.

              Costs of goods sold for the first three months of 2003 were $45,833 or 5.4% of net sales compared to $129,378 or 9.6% of net sales for the same period in 2002, a decrease of $83,545 or 64.6%. This decrease in the cost of goods sold is related to the decrease in hardware sales and related decrease in the need for third party field engineers for implementation of the Company's software products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

              Gross profit for the first three months of 2003 was $797,134, compared to $1,211,939 for the first three months of 2002, a decrease of $414,805 or 34.2%. This decrease is primarily due to the overall decrease in sales.

              Selling, general and administrative expenses for the first three months of 2003 were $605,113 or 71.8% of net sales, compared to $975,463 or 72.7% of net sales in 2002. Specifically, the changes in the following categories were attributable to this decrease: Salaries decreased by $51,033 due to a decrease in the number of employees, advertising decreased by $89,007 due to Company's marketing efforts for its new Factelligence product being, for the large part, finished in 2002; independent contractor fees decreased by $40,500 due to the fact that common stock purchase warrants were not granted to a consultant during 2003 which were granted during 2002; travel and entertainment costs decreased by $76,983 due to the Company not incurring nonrecoverable expenses for installation and maintenance contracts; and trade show expense decreased by $45,402 due to the Company not participating in any trade shows during the first three months ended March 31, 2003.

              Research and development costs for the first three months of 2003 were $460,112 or 54.6% of net sales compared to $601,612 or 44.9% of net sales in 2002. This is primarily due to the completion of a majority of the research and development of the Factelligence product by the end of the first quarter of 2002. Salaries decreased by $59,954 in 2003 due to a decrease in the number of employees. Other research and development expenses also decreased by $81,547 as compared to 2002. This decrease is due to certain independent contractors that were previously engaged through an agency being directly employed by the Company, which resulted in a net decrease to the Company.

              Loss from operations for the three months ended March 31, 2003 was $268,091 compared to a loss of $365,136 for the three months ended March 31, 2002, a decrease of $97,045. This decrease is predominantly due to the previously discussed decrease in operating expenses.

              Net interest income for the first three months of 2003 was $2,748 or 0.3% of net sales, compared to net interest expense of $6,405 or 0.5% of net sales for the first three months of 2002. This $9,153 change is due to interest income of $6,338 that was received on a tax refund.

              Other income for the first three months of 2003 was $13,141 or 1.6% of net sales compared to $65,080 or 4.9% of net sales for the three months ended March 31, 2002. This decrease is due to the Company selling a portion of their available for sale securities during 2002. These sales resulted in a realized gain of $42,917. No available for sale securities were sold during 2003.

              Benefit for income taxes for the three months ended March 31, 2003 was $95,322 versus $88,765 for the three months ended March 31, 2002. The change in the effective tax rate is primarily due to the Company recognizing additional benefits for net operating loss carry back.

              Net loss for the three months ended March 31, 2003 was $156,880 or $0.03 basic and diluted per share as compared to net loss of $217,696 or $0.04 basic and diluted per share for the three months ended March 31, 2002, this decrease in loss is primarily attributable to the decrease in operating expenses, and the effect of the 2003 income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

              At March 31, 2003, the Company had current assets of $2,135,454 as compared to $2,357,462 at December 31, 2002. This decrease is due primarily to a decrease of $367,535 in accounts receivable, resulting from normal collections and the impact of higher sales for the fourth quarter of 2002 versus the first quarter of 2003. Current liabilities decreased by $79,163 from December 31, 2002 to March 31, 2003. This decrease is due to a reduction in the amount of revenue to be recognized on outstanding maintenance contracts.

OPERATING ACTIVITIES

              Cash provided by operations for the three months ended March 31, 2003 and 2002 was $97,057 and $210,729, respectively. The decrease in cash provided by operations in the first three months ended March 31, 2003 was due primarily due to a decrease in the amount of accounts receivable that were collected on balances outstanding at December 31, 2002 versus such amounts in the prior year. At December 31, 2001, the Company had $2,222,716 of receivables outstanding as compared to $1,049,345 at December 31, 2002. This was offset by a decrease in deferred income of $121,268 from December 31, 2002 compared to a decrease of $461,266 for the three months ended March 31, 2002.

INVESTING ACTIVITIES

              Cash used in investing activities increased by $2,552 for the three months ended March 31, 2003 as compared to $129,412 for the three months ended March 31, 2002.

              This decrease was primarily due to the Company finishing an office expansion during 2002 and an effort to limit capital expenses during the three months ended March 31, 2003.

FINANCING ACTIVITIES

              Financing activities used $14,042 in cash for the three months ended March 31, 2003 compared to $10,590 for the same period in 2002, an increase of $3,452 in cash used in financing. This increase is due to the Company making its required payments on a loan acquired in October 2002, for capital equipment purchased.

CAPITAL RESOURCES

              The Company has a line of credit with its bank. As of March 31, 2003, the Company had approximately $300,000 of unused credit available on its line of credit, subject to a borrowing base formula. The Company has met all financial covenants in its loan documents.

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


                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

              We are not presently a party to any material legal proceedings nor are any material legal proceedings presently threatened against us, except as set forth below:

              On or about December 26, 2001, a lawsuit was commenced in the United States District Court for the Eastern District of Pennsylvania captioned Greenwood Partners, L.P. v. Cimnet, Inc. and John Richardson 01-CV.6624 (JW). The Company and John Richardson are named as defendants in the action. The plaintiff seeks unspecified damages arising from Cimnet's alleged breach of a contract pursuant to which Cimnet allegedly agreed to pay the plaintiff securities in exchange for consulting services that the plaintiff allegedly provided to Cimnet. In the alternative, the plaintiff seeks damages for unjust enrichment or specific performance of the alleged contract. In addition, the plaintiff seeks unspecified compensatory and punitive damages on the theory that Cimnet's conduct amounts to a violation of the Securities Exchange Act of 1934, as amended. Cimnet has filed an Answer denying the substantive allegations of the Complaint and interposing a variety of affirmative defenses. The parties have completed discovery. We have filed a motion for summary judgment and Plaintiff has filed a memorandum in opposition to our motion.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS - None

ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits
In accordance with SEC Release No. 33-8212, Exhibits 99.1 and 99.2 are to be treated as "accompanying" this report rather than "filed" as part of the report.

--------------------------------------------------------------------------------
         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by John D. Richardson, Chief Executive Officer and Principal Accounting Officer of Cimnet, Inc.
--------------------------------------------------------------------------------

b. Reports on Form 8-K. The Registrant filed the following Reports on Form 8-K during the quarterly period ended March 31, 2003:

     None



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:   May 15, 2003
         Robesonia, Pennsylvania

                                    CIMNET, INC.


                                    BY: /s/ JOHN D. RICHARDSON
                                        ----------------------------------------
                                        John D. Richardson
                                        Chairman of the Board, Chief Executive
                                        Officer and Principal Accounting Officer

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

Date: May  15, 2003

/s/ JOHN D. RICHARDSON
----------------------------------
John D. Richardson
Chief Executive Officer and Principal Accounting Officer