Form 10QSB
period 2003-06-30
CIMNET INC/PA
filed 2003-08-14
CIK 1035901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

The Company has 6,292,321 shares of common stock, par value $.0001 per share, outstanding as of August 13, 2003.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I -  FINANCIAL INFORMATION
-------------------------------

Item 1    Condensed Financial Statements
             Balance Sheets ..............................................    1
             Statements of Operations ....................................    2
             Statements of Cash Flows ....................................    3
             Notes to Financial Statements ...............................    4

Item 2    Management's Discussion and Analysis ...........................    8

Item 3    Controls and Procedures ........................................   12


PART II - OTHER INFORMATION
---------------------------

Item 1    Legal Proceedings ..............................................   13

Item 2    Changes in Securities and Use of Proceeds ......................   13

Item 3    Defaults Upon Senior Securities ................................   13

Item 4    Submission of Matters to Vote of Securities Holders ............   13

Item 5    Other Information ..............................................   13

Item 6    Exhibits and Reports on Form 8-K ...............................   13

Signatures ...............................................................   14

                                                       CIMNET, INC.

                                                      BALANCE SHEETS

                                                          ASSETS


                                                                                                 June 30,      December 31,
                                                                                                   2003            2002
                                                                                               ------------    ------------
                                                                                                (Unaudited)
CURRENT ASSETS

   Cash and cash equivalents                                                                   $    319,073    $    117,825
   Available for sale securities                                                                    209,111         209,598
   Accounts receivable, net of allowance of $24,685 at June 30, 2003 and $53,493 at December
      31, 2002                                                                                      470,197       1,049,345
   Inventories                                                                                      108,765         107,030
   Prepaid expenses                                                                                  86,037          60,853
   Income taxes receivable                                                                           29,951         540,818
   Deferred income tax assets                                                                       493,516         271,993
                                                                                               ------------    ------------

      Total Current Assets                                                                        1,716,650       2,357,462

PROPERTY AND EQUIPMENT, NET                                                                         643,258         708,730
GOODWILL                                                                                          2,364,145       2,364,145
OTHER ASSETS                                                                                         52,500          52,500
                                                                                               ------------    ------------

                                                                                               $  4,776,553    $  5,482,837
                                                                                               ============    ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Current portion of long-term debt                                                           $     59,493    $     55,479
   Accounts payable                                                                                  57,338          84,792
   Accrued expenses                                                                                 210,567         180,838
   Deferred income                                                                                  606,939         889,401
                                                                                               ------------    ------------

      Total Current Liabilities                                                                     934,337       1,210,510

LONG-TERM DEBT, NET OF CURRENT PORTION                                                              159,208         187,233
DEFERRED INCOME TAX LIABILITY                                                                        70,039          74,565
                                                                                               ------------    ------------

                                                                                                  1,163,584       1,472,308
                                                                                               ------------    ------------

STOCKHOLDERS' EQUITY

   Common stock, 15,000,000 shares authorized at $.0001 par value; 6,292,321 shares issued
      and outstanding at June 30, 2003 and December 31, 2002                                            629             629
   Preferred stock, $.0001 8% cumulative convertible; 5,000,000 shares authorized; 746,965
      shares issued and outstanding at June 30, 2003 and December 31, 2002                               75              75
   Paid-in capital                                                                                5,413,447       5,391,109
   Accumulated deficit                                                                           (1,534,727)       (825,663)
   Accumulated other comprehensive loss                                                            (166,387)       (415,366)
   Deferred stock compensation                                                                     (100,068)       (140,255)
                                                                                               ------------    ------------

                                                                                                  3,612,969       4,010,529
                                                                                               ------------    ------------
                                                                                               $  4,776,553    $  5,482,837
                                                                                               ============    ============


        The accompanying notes are an integral part of these statements.

                                                CIMNET, INC.

                                          STATEMENTS OF OPERATIONS


                                                        Three Months                     Six Months
                                                       Ended June 30,                  Ended June 30,
                                                ----------------------------    ----------------------------
                                                    2003            2002            2003            2002
                                                ------------    ------------    ------------    ------------
                                                        (Unaudited)                     (Unaudited)

NET SALES                                       $    602,474    $    979,300    $  1,445,440    $  2,320,618

COST OF GOODS SOLD                                    78,112         142,358         123,945         271,736
                                                ------------    ------------    ------------    ------------

      Gross Profit                                   524,362         836,942       1,321,495       2,048,882
                                                ------------    ------------    ------------    ------------

OPERATING EXPENSES
   Selling, general and administrative               560,655         783,240       1,165,448       1,758,703
   Research and development                          431,889         557,766         892,322       1,159,378
                                                ------------    ------------    ------------    ------------
                                                     992,544       1,341,006       2,057,770       2,918,081
                                                ------------    ------------    ------------    ------------

      Operating Loss                                (468,182)       (504,064)       (736,275)       (869,199)
                                                ------------    ------------    ------------    ------------

NONOPERATING INCOME (EXPENSES)
   Interest income (expense), net                     (2,124)         (9,478)            624         (15,883)
   Gain (Loss) on sale of available for sale
      securities                                    (176,006)         41,470        (176,006)         83,387
   Other income                                       13,141          21,248          26,283          44,410
                                                ------------    ------------    ------------    ------------

                                                    (164,989)         53,240        (149,099)        111,914
                                                ------------    ------------    ------------    ------------

      Loss before Income Tax Benefit                (633,171)       (450,824)       (885,374)       (757,285)

INCOME TAX BENEFIT                                  (143,325)       (164,384)       (238,647)       (253,149)
                                                ------------    ------------    ------------    ------------

      Net Loss                                  ($   489,846)   ($   286,440)   ($   646,727)   ($   504,136)
                                                ============    ============    ============    ============

NET LOSS PER COMMON SHARE - BASIC AND
   DILUTED                                      ($      0.08)   ($      0.05)   ($      0.11)   ($      0.09)
                                                ============    ============    ============    ============


        The accompanying notes are an integral part of these statements.

                                          CIMNET, INC.

                                    STATEMENTS OF CASH FLOWS


                                                                              Six months
                                                                            Ended June 30,
                                                                     ----------------------------
                                                                         2003            2002
                                                                     ------------    ------------
                                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                          ($   646,727)   ($   504,136)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization                                     70,325          55,182
         Reduction in provision for doubtful accounts                     (28,808)        (25,212)
         Realized (gain) loss on sale of securities                       176,006         (83,387)
         Deferred income tax benefit                                     (226,049)       (278,686)
         Stock warrants, sales commitments                                      0         (11,500)
         Stock options, employees                                          40,187          40,111
         Stock options and warrants, legal and consulting services              0          89,492
         (Increase) decrease in assets:
            Accounts receivable                                           607,956       1,592,306
            Inventories                                                    (1,734)         (5,080)
            Prepaid expenses                                              (25,184)         (5,852)
            Income taxes receivable                                       510,867               0
         Increase (decrease) in liabilities:
            Accounts payable                                              (27,454)       (157,340)
            Accrued expenses                                              (10,271)        (67,738)
            Deferred income                                              (282,462)       (462,282)
                                                                     ------------    ------------

         Net Cash Provided by Operating Activities                        156,652         175,878
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in Limited Partnership                                            0         (25,000)
   Purchase of property and equipment                                      (4,853)       (215,050)
   Purchase of available for sale securities                                    0      (1,288,219)
   Proceeds from the sale of available for sale securities                 73,460       1,243,080
                                                                     ------------    ------------

         Net Cash Provided by (Used in) Investing Activities               68,607        (285,159)
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal payments on long-term borrowings                             (24,011)        (20,839)
   Exercised stock options                                                      0           1,500
                                                                     ------------    ------------

         Net Cash Used in Financing Activities                            (24,011)        (19,339)
                                                                     ------------    ------------

         Net Increase (decrease) in Cash and Cash Equivalents             201,248        (128,620)

CASH AND CASH EQUIVALENTS - BEGINNING                                     117,825       1,093,153
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS - ENDING                                   $    319,073    $    964,533
                                                                     ============    ============


        The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements under generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2 - STOCK OPTION PLAN

          The Company accounts for its stock options under APB Option 25. Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and net loss per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                                        Six Months Ended
                                                                            June 30,
                                                                    ------------------------
                                                                       2003          2002
                                                                    ----------    ----------

              Net loss:
                  As reported                                       ($ 646,727)   ($ 504,136)
                  Add stock-based employee compensation
                      expense included in reported net loss, net
                      of related tax effects                            40,187        40,111
                  Deduct total stock-based employee
                      compensation expense determined under
                      fair value based method for all awards, net     (128,389)     (116,162)
                      of related tax effect
                                                                    ----------    ----------

                    Pro Forma                                       ($ 732,929)   ($ 580,162)

              Net loss per share of common stock, basic and
                  diluted:
                  As reported                                       ($    0.11)   ($    0.09)
                  Pro forma                                         ($    0.13)   ($    0.10)

                                                                       Three Months Ended
                                                                            June 30,
                                                                    ------------------------
                                                                       2003          2002
                                                                    ----------    ----------

              Net loss:
                  As reported                                       ($ 489,846)   ($ 286,440)
                  Add stock-based employee compensation
                      expense included in reported net loss, net
                      of related tax effects                            20,069        20,056
                  Deduct total stock-based employee
                      compensation expense determined under
                      fair value based method for all awards, net      (65,812)      (58,078)
                      of related tax effect
                                                                    ----------    ----------

                    Pro Forma                                       ($ 535,589)   ($ 324,462)

              Net loss per share of common stock, basic and
                  diluted:
                  As reported                                       ($    0.08)   ($    0.05)
                  Pro forma                                         ($    0.09)   ($    0.06)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

          In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have a significant impact on the Company's financial condition or results of operations.

NOTE 4 - NET LOSS PER COMMON SHARE

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

          The Company's calculation of net income per common share in accordance with SFAS No. 128 for the six months ended June 30, 2003 is as follows:

                                                                Weighted
                                                                Average
                                                   Income        Shares       Per Share
                                                 (Numerator)  (Denominator)    Amount
                                                 ----------    ----------    ----------

     Basic and diluted earnings per share:
         Net loss                                ($ 646,727)
         Preferred stock dividends                  (40,000)
         Accretion of preferred stock discount      (22,338)
                                                 ----------

         Net loss available to common
             stockholders                        ($ 709,068)    6,292,321    ($    0.11)
                                                 ==========    ==========    ==========

          The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended June 30, 2003 is as follows:

                                                                Weighted
                                                                Average
                                                   Income        Shares       Per Share
                                                 (Numerator)  (Denominator)    Amount
                                                 ----------    ----------    ----------

     Basic and diluted earnings per share:
         Net loss                                ($ 489,846)
         Preferred stock dividends                  (20,000)
         Accretion of preferred stock discount      (11,169)
                                                 ----------

         Net loss available to common
             stockholders                        ($ 521,015)    6,292,321    ($    0.08)
                                                 ==========    ==========    ==========

          A total of 1,767,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share for the six months and three months ended June 30, 2003 because of their anti-dilutive effect.

          The Company's calculation of net income per common share in accordance with SFAS No. 128 for the six months ended June 30, 2002 is as follows:

                                                                Weighted
                                                                Average
                                                   Income        Shares       Per Share
                                                 (Numerator)  (Denominator)    Amount
                                                 ----------    ----------    ----------

     Basic and diluted earnings per share:
         Net loss                                ($ 504,136)

         Preferred stock dividends                  (40,000)
         Accretion of preferred stock discount      (22,338)
                                                 ----------

         Net loss available to common
             stockholders                        ($ 566,474)    6,300,877    ($    0.09)
                                                 ==========    ==========    ==========


          The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended June 30, 2002 is as follows:

                                                                Weighted
                                                                Average
                                                   Income        Shares       Per Share
                                                 (Numerator)  (Denominator)    Amount
                                                 ----------    ----------    ----------

     Basic and diluted earnings per share:
         Net loss                                ($ 286,440)

         Preferred stock dividends                  (20,000)
         Accretion of preferred stock discount      (11,169)
                                                 ----------

         Net loss available to common
             stockholders                        ($ 317,609)    6,312,321    ($    0.05)
                                                 ==========    ==========    ==========

          A total of 1,582,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share for the six months and three months ended June 30, 2002 because of their anti-dilutive effect.

NOTE 5 - COMPREHENSIVE LOSS

          Total comprehensive loss was ($397,748) and ($678,552) for the six months ended June 30, 2003 and 2002, respectively. Comprehensive loss differed from net income for the six months ended June 30, 2002 as a result of changes in the unrealized gains and losses on the Company's available for sale securities.

          Total comprehensive loss was ($239,126) and ($418,075) for the three months ended June 30, 2003 and 2002, respectively. Comprehensive income differed from net income for the three months ended June 30, 2003 as a result of changes in unrealized gains and losses on the Company's available for sale securities.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

          During 2001, the Company obtained and recorded a 25% interest in an aircraft and assumed and recorded 25% of the related outstanding debt. The Company is jointly and severably liable for the total outstanding debt should the other 75% of the aircraft ownership fail to honor their obligations. The total amount outstanding on this obligation was $817,864 at June 30, 2003. This loan is payable monthly with interest at 3.04% plus a variable per annum rate equal to the rate listed for "1- month" Commercial Paper, and matures in August 2008.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003

          Net sales for the six months ended June 30, 2003 decreased by 37.7% or $875,178 compared to net sales for the six months ended June 30, 2002. In the six months ended June 30, 2002, $540,629 of deferred revenue from 2001 was recognized as income, as opposed to only $56,609 of deferred revenue from 2002 being recognized as income in the six months ended June 30, 2003. This decrease is also due to a decrease in the sale of various product lines and a decrease in the amount of ongoing engineering fees being earned from various contracts.

          Costs of goods sold for the first six months of 2003 were $123,945 or 8.6% of net sales compared to $271,736 or 11.7% of net sales for the same period in 2002, a decrease of $147,791 or 54.4%. This decrease in costs of goods sold is related to the decrease in net sales and the related decrease in the need for third party field engineers required for implementation of the Company's software products.

          Gross profit for the first six months of 2003 was $1,321,495 compared to $ 2,048,882 for the first six months of 2002, a decrease of $727,387 or 35.5%. This decrease is primarily due to the overall decrease in net sales.

          Selling, general and administrative expenses for the first six months of 2003 were $1,165,448, compared to $1,758,703 for the same period in 2002: a decrease of $593,255 or 33.7%. Specifically, the changes in the following categories were primarily attributable to this decrease: Salaries and commissions decreased by $134,756 due to a decrease in the number of employees; advertising decreased by $143,063 due to the Company's marketing efforts for the role-out of Factelligence being completed in 2002; independent contractor fees decreased by $55,673 due to the fact that common stock purchase warrants were not granted to a consultant during 2003 but were granted during 2002; travel and entertainment costs decreased by $97,575 due to the Company not incurring nonrecoverable expenses for installation and maintenance contracts; and trade show expense decreased by $66,507 due to the Company participating in only one trade show during the first six months of June 30, 2003 versus three trade shows during the first six months of 2002.

          Research and development costs for the first six months of 2003 were $892,322 compared to $1,159,378 for the first six months of 2002. This is primarily due to the completion of a majority of the research and development of the Factelligence product by the end of the first quarter of 2002. Research and development salaries decreased by $116,180 in 2003 due to a decrease in the number of employees. Other research and development expenses also decreased by $142,107 as compared to 2002, due to certain independent contractors that were previously engaged through an agency either being directly employed by the Company or no longer being necessary for continued research and development.

          The operating loss for the six months ended June 30, 2003 was ($736,275) compared to ($869,199) for the six months ended June 30, 2002, a decrease of $132,924. This decrease is predominantly due to the previously discussed net decrease in operating expenses and net sales.

          Net interest income for the first six months of 2003 was $624, compared to net interest expense of $15,883 for the first six months of 2002. This change is primarily attributable to interest income of approximately $6,000 that was received on a tax refund and a decrease in interest rate on Company's long term debt. In the first six months of 2003, the Company recognized a realized loss on the sale of securities of ($176,006) or 12.2% of net sales and rental revenue of $26,283 or 1.8% of net sales compared to, realized gains on the sale of securities of $83,387 or 3.6% of net sales and rental revenue of $35,044 or 1.5% of net sales for the first six months of 2002.

          Benefit for income taxes for the six months ended June 30, 2003 was ($238,647) compared to ($253,149) for the six months ended June 30, 2002. The change in the effective tax rate is primarily due to the Company not recognizing additional benefits for net operating loss carry forwards.

          Net loss for the six months ended June 30, 2003 was ($646,727) or ($0.11) per basic and diluted shares as compared to ($504,136) or ($0.09) per basic and diluted shares for the six months ended June 30, 2002.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003

          Net sales for the three months ended June 30, 2003 decreased by 38.5% or $376,826 compared to net sales for the three months ended June 30, 2002. This decrease is predominantly due to a decrease in the sale of various product lines and a decrease in the amount of ongoing engineering fees being earned from previous contracts.

          Costs of goods sold for the second three months of 2003 were $78,112 or 13.0% of net sales compared to $142,358 or 14.5% of net sales for the second three months of 2002, a decrease of $64,246 or 45.1%. This decrease in costs of goods sold is related to the decrease in net sales and the related decrease in the need for third-party field engineers required for implementation of the Company's software products.

          Gross profit for the three months ended June 30, 2003 was $524,362 compared to $836,942 for the three months ended June 30, 2002, a decrease of $312,580 or 37.3%. This decrease is primarily due to the 38.5% decrease in net sales.

          Selling, general and administrative expenses for the second three months of 2003 were $560,655 compared to $783,240 for the same period in 2002, a decrease of $225,585 or 28.4% of net sales. Specifically, the changes in the following categories were primarily attributable to this decrease: Salaries and commissions decreased by $77,368 due to a decrease in the number of employees; advertising decreased by $54,057 due to the Company's marketing efforts for the role-out of Factelligence being completed in 2002; independent contractor fees decreased by $15,173 due to the fact that common stock purchase warrants were not granted to a consultant during 2003 but were granted during 2002; travel and entertainment costs decreased by $20,589 due to the Company not incurring nonrecoverable expenses for installation and maintenance contracts; and trade show expense decreased by $21,104 due to the Company participating in only one trade show during the second three months of 2003 versus two trade shows during the second three months of 2002.

          Research and development costs for the second three months of 2003 were $431,889 compared to $557,766 for the second three months of 2002, a decrease of $125,877 or 22.6%. Research and development salaries decreased by $47,707 in 2003 due to a decrease in the number of employees. Other research and development expenses also decreased by $60,560 as compared to 2002, due to certain independent contractors that were previously engaged through an agency being directly employed by the Company or no longer being necessary for continued research and development.

          Loss from operations for the three months ended June 30, 2003 was ($468,182) compared to a loss of ($504,064) for the three months ended June 30, 2002, a decrease of $35,882. This reduction is predominantly due to the previously discussed net decrease in operating expenses and net sales.

          Interest expense for the second three months of 2003 was $2,124, compared to interest expenses of $9,478 for the second three months of 2002. This decrease is primarily attributable to decrease in interest rates and the on-going reduction of the Company's long term debt. In the second three months of 2003, the company recognized a realized loss on the sale of securities of ($176,006) or 29.2% of net sales and rental revenue of $13,141 or 2.2% of net sales compared to a realized gains on the sale of securities of $41,470 or 4.2% of net sales and rental revenue of $17,522 or 1.8% of net sales for the second three months of 2002.

          Benefit for income taxes for the three months ended June 30, 2003 was ($143,325) compared to ($164,384) for the three months ended June 30, 2002. The change in the effective tax rate is primarily due to the Company not recognizing additional benefits for net operating loss carry forwards.

          Net loss for the three months ended June 30, 2003 was ($489,846) or ($0.08) per basic and diluted shares as compared to a net loss of ($286,440) or ($0.05) per basic and diluted shares for the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 2003, the Company had current assets of $1,716,650 as compared to $2,357,462 at December 31, 2002. This decrease is largely due to a decrease of $579,148 in accounts receivable resulting from reduced sales Current liabilities decreased $276,173 from December 31, 2002 to June 30, 2003. This decrease is due to a reduction in the amount of deferred revenue to be recognized on outstanding maintenance contracts.

OPERATING ACTIVITIES

          Cash provided by operations for the six months ended June 30, 2003 and 2002 was $156,652 and $175,878 respectively. The change in the cash provided by operations were primarily due to a decrease in the amount of accounts receivable that were collected on balances outstanding at December 31, 2002 versus such amounts in the prior year. At December 31, 2001, the Company had $2,222,716 of receivables outstanding as compared to $1,049,345 at December 31, 2002. This was offset by a decrease in deferred income of $282,462 from December 31, 2002 compared to a decrease of $462,282 for the six months ended June 30, 2002 and a decrease in accounts payable and accrued expenses of approximately $38,000 in 2003 versus a decrease of approximately $225,000 in 2002. In addition, the company received income tax refunds totaling $510,867 during the first six months of 2003, while no such amounts were received in 2002.

INVESTING ACTIVITIES

          Cash provided by investing activities was $68,607 for the six months ended June 30, 2003 as compared to a use of $285,159 for the six months ended June 30, 2002.

          This change was primarily due to the Company finishing an office expansion during 2002 and an effort to limit capital expenses during the six months ended June 30, 2003, coupled with net purchases of available for sale securities in 2002 and sales of such securities in 2003.

FINANCING ACTIVITIES

          Financing activities used $24,011 in cash for the six months ended June 30, 2003 compared to $19,339 for the same period in 2002, an increase of $4,672. This increase is due to the Company making its required payments on a loan acquired in October 2002, for capital equipment purchased, based upon a fixed payment amount, which includes interest, calculated at a variable rate.

CAPITAL RESOURCES

          The Company has a line of credit with its bank. As of June 30, 2003, the Company had $300,000 of unused credit available on its line of credit, subject to a borrowing base formula. The Company has met all financial covenants in its loan documents.

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

ITEM 3.  CONTROLS AND PROCEDURES.

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), we carried out an evaluation as of June 30, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS - None

ITEM 2 - CHANGE IN SECURITIES - None

ITEM 3 - DEFAULT UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS


         On May 20, 2003, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

         (a) Election of Directors. The following directors to the Board of Directors of the Company were elected for a term of one (1) year, each receiving 4,655,287 votes in favor of his election (representing 74% of the shares outstanding): (i) John D. Richardson, III; (ii) David Birk,
         (iii) William Nyman and (iv) Karl D. Gerhart.

         (b) 2002 Stock Plan. An amendment to the Company's 2002 Stock Plan was approved by the stockholders of the Company (4,654,229 votes for, representing 74% of the shares outstanding, 3,058 shares against, and 500 shares abstained).

         (c) Ratification of the Appointment of Independent Accountants. The ratification of the appointment of Beard Miller Company LLP as independent accountants of the Company was approved by the stockholders of the Company (4,657,287 votes for, representing 74% of the shares outstanding, no votes against and 500 shares abstained).


ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

31.  Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. Certificate of Principal Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350

b.   Reports on Form 8-K. - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:



Dated: August 13, 2003
       Robesonia, Pennsylvania


                                       CIMNET, INC.


                                       /s/ JOHN D. RICHARDSON
                                       -----------------------------------------
                                       By: John D. Richardson
                                           Chairman of the Board,
                                           Chief Executive Officer and
                                           Chief Accounting Officer