Form 10QSB
period 2003-09-30
CIMNET INC/PA
filed 2003-11-14
CIK 1035901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                 Yes [X] No [ ]

As of November 12, 2003, there were 6,292,321 shares of common stock, par value $.0001 per share, issued and outstanding.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1     Financial Statements
                Balance Sheets                                                1
                Statements of Operations                                      2
                Statements of Cash Flows                                      3
                Notes to Financial Statements                                 4

Item 2     Management's Discussion and Analysis                               9

Item 3     Controls and Procedures                                           14


PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings                                                 15

Item 2     Change in Securities                                              15

Item 3     Default upon Senior Securities                                    15

Item 4     Submission of Matters to Vote of Security Holders                 15

Item 5     Other Information                                                 15

Item 6     Exhibits and Reports on Form 8-K                                  15

Signatures

Certification

Exhibit 99.1

                                  CIMNET, INC.

                                 BALANCE SHEETS

                                                                                        September 30,  December 31,
                                                                                           2003           2002
                                                                                        -----------    -----------
                                                                                        (Unaudited)
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                          $   192,223    $   117,825
     Available for sale securities                                                          148,851        209,598
     Accounts receivable, net of allowance of $25,468 at September 30, 2003
         and $53,493 at December 31, 2002                                                   485,079      1,049,345
     Inventories                                                                             98,812        107,030
     Prepaid expenses                                                                        60,933         60,853
     Income tax receivable                                                                   39,651        540,818
     Deferred income tax assets                                                             248,800        271,993
                                                                                        -----------    -----------

         Total Current Assets                                                             1,274,349      2,357,462

PROPERTY AND EQUIPMENT, NET                                                                 610,205        708,730
GOODWILL                                                                                  2,364,145      2,364,145
OTHER ASSETS                                                                                 77,500         52,500
                                                                                        -----------    -----------

                                                                                        $ 4,326,199    $ 5,482,837
                                                                                        ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Notes payable, bank-demand                                                         $   270,000    $         0
     Current portion of long-term debt                                                       42,697         55,479
     Accounts payable                                                                        47,077         84,792
     Accrued expenses                                                                       243,874        180,838
     Deferred income                                                                        636,007        889,401
                                                                                        -----------    -----------

         Total Current Liabilities                                                        1,239,655      1,210,510

LONG-TERM DEBT, NET OF CURRENT PORTION                                                      154,108        187,233
DEFERRED INCOME TAX LIABILITY                                                                     0         74,565
                                                                                        -----------    -----------

                                                                                          1,393,763      1,472,308
                                                                                        -----------    -----------

STOCKHOLDERS' EQUITY

     Common stock, 15,000,000 shares authorized at $.0001 par value;                            629            629
         6,292,321 shares issued and outstanding
     Preferred stock, $.0001 8% cumulative convertible; 5,000,000 shares
         authorized; 746,965 shares issued and outstanding                                       75             75
     Paid-in capital                                                                      5,151,163      5,391,109
     Accumulated deficit                                                                 (1,912,809)      (825,663)
     Accumulated other comprehensive loss                                                  (226,647)      (415,366)
     Deferred stock compensation                                                            (79,975)      (140,255)
                                                                                        -----------    -----------

                                                                                          2,932,436      4,010,529
                                                                                        -----------    -----------

                                                                                        $ 4,326,199    $ 5,482,837
                                                                                        ===========    ===========

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.

                            STATEMENTS OF OPERATIONS

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                          --------------------------    --------------------------
                                                             2003           2002           2003           2002
                                                          -----------    -----------    -----------    -----------
                                                                  (Unaudited)                   (Unaudited)

NET SALES                                                 $   591,034    $   643,818    $ 2,036,474    $ 2,964,435

COST OF GOODS SOLD                                             73,862        149,757        197,807        421,493
                                                          -----------    -----------    -----------    -----------

         Gross Profit                                         517,172        494,061      1,838,667      2,542,942
                                                          -----------    -----------    -----------    -----------

OPERATING EXPENSES

     Selling, general and administrative                      571,666        793,622      1,739,260      2,552,325
     Research and development                                 412,894        508,710      1,303,070      1,668,088
                                                          -----------    -----------    -----------    -----------

         Total Operating Expenses                             984,560      1,302,332      3,042,330      4,220,413
                                                          -----------    -----------    -----------    -----------

         Operating Loss                                      (467,388)      (808,271)    (1,203,663)    (1,677,471)
                                                          -----------    -----------    -----------    -----------

NONOPERATING INCOME (EXPENSES)

     Interest income (expense), net                               223          2,599         (5,684)       (13,284)
     Realized gain (loss) on sale of available for sale
         securities                                                 0              0       (176,006)        83,387
     Other income                                              13,226          7,328         46,040         51,739
                                                          -----------    -----------    -----------    -----------

         Total Nonoperating Income (Expenses)                  13,449          9,927       (135,650)       121,842
                                                          -----------    -----------    -----------    -----------

         Loss before Income Tax Benefit                      (453,939)      (798,344)    (1,339,313)    (1,555,629)

INCOME TAX EXPENSE (BENEFIT)                                  174,677       (395,484)       (63,971)      (648,633)
                                                          -----------    -----------    -----------    -----------

         Net Loss                                         ($  628,616)   ($  402,860)   ($1,275,342)   ($  906,996)
                                                          ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE
     Basic                                                ($     0.11)   ($     0.07)   ($     0.22)   ($     0.16)
                                                          ===========    ===========    ===========    ===========

     Diluted                                              ($     0.11)   ($     0.07)   ($     0.22)   ($     0.16)
                                                          ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   --------------------------
                                                                                      2003           2002
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      ($1,275,342)   ($  906,996)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                 105,490         98,816
         Realized (gain) loss on sale of securities                                    176,006        (83,387)
         Provision for doubtful accounts                                               (28,025)       (33,984)
         Deferred income tax benefit                                                   (51,372)      (532,492)
         Stock warrants - sales commitments                                                  0        (27,500)
         Stock options - employees                                                      60,280         60,203
         Stock options and warrants - consulting and legal services                      8,250         63,742
         (Increase) decrease in assets:
              Accounts receivable                                                      592,291      1,762,299
              Inventories                                                                8,218          1,304
              Prepaid expenses                                                             (80)        26,290
              Income tax receivable                                                    501,167              0
         Increase (decrease) in liabilities:
              Accounts payable                                                         (37,715)      (171,721)
              Accrued expenses                                                           3,036       (244,027)
              Deferred income                                                         (253,394)      (381,435)
                                                                                   -----------    -----------

         Net Cash Used in Operating Activities                                        (191,190)      (368,888)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Investment in limited partnership                                                 (25,000)       (25,000)
     Purchase of property and equipment                                                 (6,965)      (242,227)
     Purchase of available for sale securities                                               0     (1,288,268)
     Proceeds from the sale of available for sale securities                            73,460      1,244,158
                                                                                   -----------    -----------

         Net Cash Provided by (Used in) Investing Activities                            41,495       (311,337)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowings on line of credit                                                  270,000              0
     Principal payments on long-term borrowings                                        (45,907)       (28,523)
     Proceeds on exercise of stock options and stock warrants                                0            500
                                                                                   -----------    -----------

         Net Cash Provided by (Used in) Financing Activities                           224,093        (28,023)
                                                                                   -----------    -----------

         Net Increase (Decrease) in Cash                                                74,398       (708,248)

CASH AND CASH EQUIVALENTS- BEGINNING                                                   117,825      1,093,153
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                                                 $   192,223    $   384,905
                                                                                   ===========    ===========

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

              The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2002. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.


NOTE 2 - STOCK OPTION PLAN

              The Company accounts for its stock options under APB Opinion 25. Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and net loss per share of common stock would have been increased to the pro forma amounts indicated below:

                                                                             Nine Months Ended
                                                                               September 30,
                                                                        --------------------------
                                                                           2003           2002
                                                                        -----------    -----------
               Net loss available to common stockholders:
                    As reported                                         ($1,368,849)   ($1,000,503)
                    Add stock-based employee compensation
                        expense included in reported net loss, net
                        of related tax effects                               60,280         60,203
                    Deduct total stock-based employee
                        compensation expense determined under
                        fair value based method for all awards, net
                        of related tax effect                              (202,202)      (174,855)
                                                                        -----------    -----------

                      Pro Forma                                         ($1,510,771)   ($1,115,155)
                                                                        ===========    ===========

               Net loss per share of common stock, basic and diluted:
                    As reported                                         ($     0.22)   ($     0.16)
                                                                        ===========    ===========

                    Pro forma                                           ($     0.24)   ($     0.18)
                                                                        ===========    ===========

                                  CIMNET, INC.

                                   (Unaudited)


NOTE 2 - STOCK OPTION PLAN (CONTINUED)

                                                                           Three Months Ended
                                                                              September 30,
                                                                        ------------------------
                                                                           2003          2002
                                                                        ----------    ----------
               Net loss available to common stockholders :
                    As reported                                         ($ 659,785)   ($ 434,029)
                    Add stock-based employee compensation
                        expense included in reported net loss, net
                        of related tax effects                              20,069        20,092
                    Deduct total stock-based employee
                        compensation expense determined under
                        fair value based method for all awards, net
                        of related tax effect                              (65,812)      (58,285)
                                                                        ----------    ----------

                      Pro Forma                                         ($ 705,528)   ($ 472,222)
                                                                        ==========    ==========

               Net loss per share of common stock, basic and diluted:
                    As reported                                         ($    0.11)   ($    0.07)
                                                                        ==========    ==========

                    Pro forma                                           ($    0.11)   ($    0.08)
                                                                        ==========    ==========

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

                                  CIMNET, INC.

                                   (Unaudited)


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

              In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 provides guidance on identifying variable interest entities and assessing whether or not a variable interest entity should be consolidated. The provisions of FIN 46 are to be applied immediately to variable interest entities created after January 31, 2003. For variable interest entities created on or before January 31, 2003, the provision of FIN 46 are to be applied no later than the beginning of the first interim period beginning after June 15, 2003. Adoption of FIN 46 did not materially impact on the financial condition or operations of the Company.

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


NOTE 4 - NET LOSS PER COMMON SHARE

              Basic net loss per common share is calculated by dividing the net loss less preferred stock dividends and less the accretion of the discount on preferred stock by the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options and warrants, if dilutive, using the treasury stock method and the effects of convertible preferred shares outstanding, using the if-converted method.

                                  CIMNET, INC.

                                   (Unaudited)


NOTE 4 - NET LOSS PER COMMON SHARE (CONTINUED)

              The Company's calculation of net income per common share in accordance with SFAS No. 128 for the nine months ended September 30, 2003 is as follows:

                                                                            Weighted
                                                                             Average
                                                              Income         Shares       Per Share
                                                            (Numerator)   (Denominator)     Amount
                                                            -----------    -----------   -----------
               Basic and diluted earnings per share:
                    Net loss                                ($1,275,342)
                    Preferred stock dividends                   (60,000)
                    Accretion of preferred stock discount       (33,507)
                                                            -----------

                    Net loss available to common
                        stockholders                        ($1,368,849)     6,292,321   ($     0.22)
                                                            ===========    ===========   ===========

              The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended September 30, 2003 is as follows:

                                                                            Weighted
                                                                             Average
                                                              Income         Shares       Per Share
                                                            (Numerator)   (Denominator)     Amount
                                                            -----------    -----------   -----------
               Basic and diluted earnings per share:
                    Net loss                                ($  628,616)
                    Preferred stock dividends                   (20,000)
                    Accretion of preferred stock discount       (11,169)
                                                            -----------

                    Net loss available to common
                        stockholders                        ($  659,785)     6,292,321   ($     0.11)
                                                            ===========    ===========   ===========

              A total of 1,777,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share for the nine months and three months ended September 30, 2003 because of their anti-dilutive effect.

                                  CIMNET, INC.

                                   (Unaudited)


NOTE 4 - NET LOSS PER COMMON SHARE (CONTINUED)

              The Company's calculation of net income per common share in accordance with SFAS No. 128 for the nine months ended September 30, 2002 is as follows:

                                                                            Weighted
                                                                             Average
                                                              Income         Shares       Per Share
                                                            (Numerator)   (Denominator)     Amount
                                                            -----------    -----------   -----------
               Basic and diluted earnings per share:
                    Net loss                                ($  906,996)

                    Preferred stock dividends                   (60,000)
                    Accretion of preferred stock discount       (33,507)
                                                            -----------

                    Net loss available to common
                        stockholders                        ($1,000,503)     6,290,062   ($     0.16)
                                                            ===========    ===========   ===========

              The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended September 30, 2002 is as follows:

                                                                            Weighted
                                                                             Average
                                                              Income         Shares       Per Share
                                                            (Numerator)   (Denominator)     Amount
                                                            -----------    -----------   -----------
               Basic and diluted earnings per share:
                    Net loss                                ($  402,860)
                    Preferred stock dividends                   (20,000)
                    Accretion of preferred stock discount       (11,169)
                                                            -----------

                    Net loss available to common
                        stockholders                        ($  434,029)     6,292,321   ($     0.07)
                                                            ===========    ===========   ===========

              A total of 1,402,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share for the nine months and three months ended September 30, 2002 because of their anti-dilutive effect.

                                  CIMNET, INC.

                                   (Unaudited)


NOTE 5 - COMPREHENSIVE LOSS

              Total comprehensive loss was ($1,086,623) and ($1,347,828) for the nine months ended September 30, 2003 and 2002, respectively. Comprehensive loss differed from net income for the nine months ended September 30, 2003 as a result of changes in the unrealized gains and losses on the Company's available for sale securities.

              Total comprehensive loss was ($688,876) and ($669,276) for the three months ended September 30, 2003 and 2002, respectively. Comprehensive loss differed from net income for the three months ended September 30, 2003 as a result of changes in unrealized gains and losses on the Company's available for sale securities.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

              During 2001, the Company obtained and recorded a 25% interest in an aircraft and assumed and recorded 25% of the related outstanding debt. The Company is jointly and severably liable for the total outstanding debt should the other 75% of the aircraft ownership fail to honor their obligations. The total amount outstanding on this obligation was $740,947 at September 30, 2003. This loan is payable monthly with interest at 3.04% plus a variable per annum rate equal to the rate listed for "1- month" Commercial Paper, and matures in August 2008.


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

                                  CIMNET, INC.

                                   (Unaudited)


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003

              Net sales for the nine months ended September 30, 2003 decreased by 31.3% or $927,961 compared to net sales for the nine months ended September 30, 2002. In the nine months ended September 30, 2002, $540,629 of deferred revenue from 2001 was recognized as income, as opposed to only $56,609 of deferred revenue from 2002 being recognized as income in the nine months ended September 30, 2003. This decrease is also due to a decrease in the sale of various product lines and a decrease in the amount of ongoing engineering fees being earned from various contracts.

               Costs of goods sold for the first nine months of 2003 were $197,807 or 9.7% of net sales compared to $421,493 or 14.2% of net sales for the same period in 2002, a decrease of $223,686 or 53.1%. This decrease in costs of goods sold is related to the decrease in net sales and the related decrease in the need for third party field engineers required for implementation of the Company's software products.

              Gross profit for the nine months ended September 30, 2003 was $1,838,667 compared to $ 2,542,942 for the nine months ended September 30, 2002, a decrease of $704,275 or 27.7%. This decrease is primarily due to the overall decrease in net sales.

              Selling, general and administrative expenses for the nine months ended September 30, 2003 were $1,739,260, compared to $2,552,325 for the same period in 2002: a decrease of $813,065 or 31.9%. Specifically, the changes in the following categories were primarily attributable to this decrease: Salaries and commissions decreased by $209,981 due to a decrease in the number of employees; advertising decreased by $213,446 due to the Company's marketing efforts for the roll-out of Factelligence being completed in 2002; independent contractor fees decreased by $45,662 due to the fact that common stock purchase warrants were not granted to a consultant during 2003 but were granted during 2002; travel and entertainment costs decreased by $107,070 due to the Company not incurring nonrecoverable expenses for installation and maintenance contracts; and trade show expense decreased by $110,529 due to the Company participating in only one trade show during the nine months ended September 30, 2003 versus three trade shows during the nine months ended September 30, 2002.

              Research and development costs for the nine months ended September 30, 2003 were $1,303,070 compared to $1,668,088 for the nine months ended September 30, 2002. This is primarily due to the completion of a majority of the research and development of the Factelligence product Version 1.5 the end of 2002. Research and development salaries decreased by $219,866 in 2003 due to a decrease in the number of employees. Other research and development expenses also decreased by $145,152 as compared to 2002, due to certain independent contractors that were previously engaged through an agency either being directly employed by the Company or no longer being necessary for continued research and development.

                                  CIMNET, INC.

                                   (Unaudited)


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003 (CONTINUED)

              The operating loss for the nine months ended September 30, 2003 was $1,203,663 compared to $1,677,471 for the nine months ended September 30, 2002, a decrease of $473,808. This decrease is predominantly due to the previously discussed net decrease in gross profit and operating expenses.

              Net interest expense for the nine months ended September 30, 2003 was $5,684, compared to $13,284 for the nine months ended September 30, 2002. This change is primarily attributable to interest income of approximately $6,000 that was received on a tax refund and a decrease in interest rate on the Company's long-term debt. In the nine months ended September 30, 2003, the Company recognized a realized loss on the sale of securities of $176,006 or 8.6% of net sales and rental revenue of $39,424 or 1.9% of net sales compared to realized gains on the sale of securities of $83,387 or 2.8% of net sales and rental revenue of $39,424 or 1.3% of net sales for the nine months ended September 30, 2002.

              The income tax benefit for the nine months ended September 30, 2003 was $63,971 compared to a benefit of $648,633 for the nine months ended September 30, 2002. The change in the effective tax rate is primarily due to the Company recording a valuation allowance for net operating loss carryforwards and the future tax benefits of the accumulated stock compensation expense.

              Net loss for the nine months ended September 30, 2003 was ($1,275,342) or ($0.22) per basic and diluted shares as compared to ($906,996) or ($0.16) per basic and diluted shares for the nine months ended September 30, 2002.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003

              Net sales for the three months ended September 30, 2003 decreased by 8.2% or $52,784 compared to net sales for the three months ended September 30, 2002. This decrease is predominantly due to a decrease in the sale of various product lines and a decrease in the amount of ongoing engineering fees being earned from previous contracts.

              Costs of goods sold for the three months ended September 30, 2003 were $73,862 or 12.5% of net sales compared to $149,757 or 23.3% of net sales for the three months ended September 30, 2002, a decrease of $75,895 or 50.7%. This decrease in costs of goods sold is related to the decrease in net sales and the related decrease in the need for third party field engineers required for implementation of the Company's software products.

              Gross profit for the three months ended September 30, 2003 was $517,172 compared to $494,061 for the three months ended September 30, 2002, an increase of $23,111 or 4.7%. This increase is primarily due to the 50.7% decrease in cost of goods sold.

                                  CIMNET, INC.

                                   (Unaudited)


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003 (CONTINUED)

              Selling, general and administrative expenses for the three months ended September 30, 2003 were $571,666 compared to $793,622 for the same period in 2002, a decrease of $221,956 or 28.0%. Specifically, the changes in the following categories were primarily attributable to this decrease: Salaries and commissions decreased by $67,043 due to a decrease in the number of employees; advertising decreased by $70,382 due to the Company's marketing efforts for the roll-out of Factelligence being completed in 2002; independent contractor fees decreased by $10,012 because the common stock purchase warrants were not granted to a consultant during 2003, but were granted during 2002; travel and entertainment costs decreased by $9,496 due to the Company not incurring nonrecoverable expenses for installation and maintenance contracts; and trade show expense decreased by $44,022 due to the Company participating in no trade shows during the three months ending September 30, 2003, versus one trade show during the same period of 2002.

              Research and development costs for the three months ended September 30, 2003 were $412,894 compared to $508,710 for the three months ended September 30 2002, a decrease of $95,816 or 18.8%. Research and development salaries decreased by $77,179 in 2003 due to a decrease in the number of employees. Other research and development expenses also decreased by $18,637 as compared to 2002, due to research and development software license and update fees that were paid in 2002, not being necessary during 2003.

              Loss from operations for the three months ended September 30, 2003 was ($467,388) compared to a loss of ($808,271) for the three months ended June 30, 2002, a decrease of $340,883. This reduction is predominantly due to the previously discussed net decrease in gross profit and operating expenses.

              Expense for income taxes for the three months ended September 30, 2003 was $174,677 compared to a benefit of $395,484 for the three months ended September 30, 2002. The change in the effective tax rate is primarily due to the Company recording a valuation allowance for net operating loss carryforwards and the future tax benefits of the accumulated stock compensation expense.

              Net loss for the three months ended September 30, 2003 was ($628,616) or ($0.11) per basic and diluted shares as compared to a net loss of ($402,860) or ($0.07) per basic and diluted shares for the three months ended September 30, 2002.


LIQUIDITY AND CAPITAL RESOURCES

              At September 30, 2003, the Company had current assets of $1,556,052 as compared to $2,357,462 at December 31, 2002. This decrease is largely due to a decrease of $564,266 in accounts receivable resulting from reduced sales. Current liabilities increased $29,145 from December 31, 2002 to September 30, 2003. This increase is largely due to the borrowed amount of $270,000 on a credit line offsetting the reduction of $253,394 in deferred income.

                                  CIMNET, INC.

                                   (Unaudited)


OPERATING ACTIVITIES

              Cash used in operations for the nine months ended September 30, 2003 and 2002 was $191,190 and $368,888, respectively. The decrease in the cash used by operations was primarily attributable to the following changes: a decrease of $501,167 in income taxes receivable for the nine months ended September 30, 2003 and no such decrease as of December 31, 2002, deferred income tax benefit of $51,372 for the nine months ended September 30, 2003 compared to a benefit of $532,492, a decrease of $253,394 in deferred income for the nine months ended September 30, 2003 compared to a decrease of $381,435 during the nine months ended September 30, 2002, and an increase of $3,036 in accrued expenses for the nine months ended September 30, 2003 compared to a decrease of $244,027 during the nine months ended September 30, 2003. These items were sufficient to offset the decrease in collections from accounts receivables, which were $592,291 in the nine months ending September 30, 2003 compared to $1,762,299 for the same period in 2002. This reduction in accounts receivable collections was because the Company had $2,222,716 outstanding receivables at December 31, 2001 as compared to $1,049,345 outstanding receivables at December 31, 2002.


INVESTING ACTIVITIES

              Cash provided by investing activities was $41,495 for the nine months ended September 30, 2003 as compared to a use of $311,337 for the nine months ended September 30, 2002.

              This change was primarily due to the Company finishing an office expansion during 2002 and an effort to limit capital expenses during the nine months ended September 30, 2003, resulting in a decrease in capital spending.


FINANCING ACTIVITIES

              Financing activities provided $224,093 in cash for the nine months ended September 30, 2003 compared to a use of $28,023 for the same period in 2002, an increase of $252,116. This increase is a result of the Company borrowing upon a line of credit to finance its operations.

                                  CIMNET, INC.

                                   (Unaudited)


CAPITAL RESOURCES

              The Company has a line of credit with a bank. In August 2003, the Company began borrowing under the line of credit to finance the operating expenses. As of September 30, 2003, the Company had $230,000 of unused credit available on its line of credit. The Company has met all financial covenants in its loan documents. This line of credit expires April 30, 2004.

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

              As required by SEC Rule 13a-15(b), we carried out an evaluation as of September 30, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

              There has been no change in our internal controls over financial reporting during our most recent fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

On or about December 26, 2001, a lawsuit was commenced in the United States District Court for the Eastern District of Pennsylvania captioned Greenwood Partners, L.P. v. Cimnet, Inc. and John Richardson 01-CV.6624 (JW). The plaintiff sought unspecified damages arising from Cimnet's alleged breach of a contract pursuant to which Cimnet allegedly agreed to pay the plaintiff securities in exchange for consulting services. In addition, the plaintiff sought unspecified compensatory and punitive damages on the theory that Cimnet's conduct amounted to a violation of the Securities Exchange Act of 1934, as amended. Upon the completion of discovery, Cimnet filed a motion for summary judgment which the Court granted on September 26, 2003 dismissing the Complaint in its entirety without prejudice.

We are not presently a party to any material legal proceedings nor are any material legal proceedings presently threatened against us.


ITEM 2 - CHANGE IN SECURITIES - None

ITEM 3 - DEFAULT UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - None

ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a.    Exhibits

         31.   Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of
               2002

         32. Certificate of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.

         b.    Reports on Form 8-K. - None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:




Dated:   November 14, 2003
         Robesonia, Pennsylvania


                                            CIMNET, INC.



                                            /s/ JOHN D. RICHARDSON
                                            ------------------------------------
                                            By: John D. Richardson
                                                Chairman of the Board,
                                                Chief Executive Officer and
                                                Chief Accounting Officer