Form 10KSB
period 2003-12-31
CIMNET INC/PA
filed 2004-03-30
CIK 1035901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                     -------

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003       Commission File Number 0-22597

                                 CIMNET(R), INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                         52-2075851
------------------------------------------                   -------------------
       (State or other jurisdiction                                (I.R.S.
employer of incorporation or organization)                   identification no.)

946 West Penn Avenue, Robesonia, PA                                 19551
------------------------------------------                   -------------------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (610) 693-3114

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0001 per share

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Revenues for the Issuer's most recent fiscal year are $2,345,894.

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 26, 2004 was approximately $2,659,273 (based upon a closing price of $.90 per share).

         The number of outstanding shares of the Issuer's common stock as of March 30, 2004 was 6,553,859 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Part III incorporates certain information by reference from the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held during the second quarter of 2004.

                                 CIMNET(R), INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I ....................................................................   1

           ITEM 1.  BUSINESS...............................................   1
           ITEM 2.  PROPERTIES.............................................  20
           ITEM 3.  LEGAL PROCEEDINGS......................................  21
           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.....  21

PART II ...................................................................  22

           ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS....................................  22
           ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS....................  23
           ITEM 7.  FINANCIAL STATEMENTS...................................  30
           ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE....................  31

PART III ..................................................................  31

           ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
                    EXCHANGE ACT OF THE REGISTRANT ........................  31
           ITEM 10. EXECUTIVE COMPENSATION ................................  31
           ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT AND RELATED STOCKHOLDER MATTERS ............  31
           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........  31
           ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K................  31
           ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.................  32

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
          --------

          CIMNET(R) is a leading developer and marketer of process improvement software solutions for the global manufacturing industry. Since the Company's founding in 1984, CIMNET(R) has provided manufacturers with information and communication software solutions for their production environment. The Company's software solutions manage the conversion between process information on the shop floor and financial/logistical information in the office and supply chain. In addition, CIMNET's(R) software solutions control and enhance a company's production process inputs, improving manufacturing flexibility and lowering production costs.

          Factelligence(R) is the Company's lead software solution and is used for both discrete and process manufacturing. Factelligence(R) has been designed for the aerospace, automotive, assembly, metals manufacturing, pharmaceutical, medical devices, biotech, food and beverage and consumer packaged goods industries.

          Our products utilize Microsoft and Oracle database technology to electronically manage production schedules, documents, product quality, machine efficiency, material yields and labor time and attendance. They help drive manufacturing standards and enable production to eliminate variability in complex manufacturing operations. CIMNET's(R) products operate on Windows(R) 95, 98, 2000, XP and NT.

          CIMNET(R) is proud to report that many of its clients are leading manufacturers, including GE Power Systems, Johnson & Johnson, Raytheon, Timken, Nestle Foods, Barber Foods, Caterpillar, Coca Cola and Andersen Windows. During the year ended December 31, 2003, one of our customers accounted for more than 24 % of our total revenues.

Launch of .NET Factelligence(R) Suite

          After three years in development the Company is preparing to introduce a revolutionary new product. CIMNET(R) is preparing to launch the industry's first comprehensive "Suite" of completely integrated software solutions built on Microsoft's .NET technology. We believe this unique ".NET Factelligence(R) Suite" fills an unmet market need by bringing together, under a single brand, an interoperable, feature-rich set of tools capable of revolutionizing factory floor management, using the evolving industry-standard Microsoft technology. The ".NET Factelligence(R) Suite" uses a modular approach to package CIMNET's applications; Manufacturing Execution Systems (MES), Human Machine Interface, Supervisory Control and Data Acquisition (HMI/SCADA), and Business Intelligence
(BI).

          To accelerate its efforts in launching the ".NET Factelligence(R) Suite", the Company has entered into a license agreement with a third party for the HMI/SCADA controls and is continuing to develop .NET standards into Factelligence(R). The Company expects to release the new Factelligence suite in the third quarter of 2004.

          Factelligence(R) is a configurable MES for companies looking to prepare or enhance their factories for growth into make-to-order, lean, outsourced or collaborative manufacturing strategies. It enables customers to build a real-time, web centric information system that enhances supply chain visibility. Using direct links into manufacturing equipment, it provides current information on each step of the manufacturing process. This information allows customers to make decisions that help develop a more efficient factory and to meet aggressive deadlines.

          Factelligence(R) comprises the following modules or "managers".

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

          (k) Supply Chain Connector. The Supply Chain Connector integrates all Factelligence(R) configuration and historical data with common ERP, document management, maintenance and supply chain management systems.

          (l) Factory Connector. The Factory Connector integrates Factelligence(R) into the plant control system. Interfaces to popular HMI (Human Machine Interface) systems and OPC (OLE (Object Linking and Embedding) for Process Control) servers provide full read-write capabilities to download set points and acquire live process and quality data.

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

          DNC Professional(TM), is the company's DNC system that provides a wide variety of features and benefits to its users, including the ability to view and edit electronically all of the documents and data that are required to perform certain manufacturing functions. It also organizes these documents and data utilizing a database (Oracle, Microsoft SQL Server, or dBASE) that allows shop floor personnel the ability to easily locate pertinent information easily and quickly.

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

RealTime Acquisition

          On April 14, 2000, CIMNET(R), Inc. (the "Company") and the stockholders (the "RealTime Stockholders") of RealTime Information Systems, PTY ("RealTime"), an Australian company engaged in the business of creating and developing software for shop floor control, entered into a Stock Purchase Agreement (the "Purchase Agreement"). Contemporaneous with the execution and delivery of the Purchase Agreement, the Company and the RealTime Stockholders closed the transaction contemplated by the Purchase Agreement. Under the terms of the Purchase Agreement, the Company acquired all of the outstanding capital stock of RealTime in exchange for (i) the payment by the Company of a total of $10,000 and (ii) the issuance of 1,194,131 shares of the Company's common stock. The transaction was accounted for under the purchase method of accounting. The Company recorded goodwill of $2,676,387. As a result of these transactions, (a) the Company owned all of the outstanding shares of capital stock of RealTime and
(b) Messrs. Ian Stone, Anthony Crouch and Grant Kelly were issued 571,550, 510,312, and 112,269 shares of CIMNET(R) common stock, respectively. In addition, Messrs. Stone and Crouch executed employment agreements with the Company. After developing the Company's Infolink product, the Company dissolved RealTime in January 2001 and Mr. Stone resigned as an employee of the Company on April 5, 2002.

          Realtime Information Systems, based in Raleigh, NC prior to the merger with CIMNET(R), developed and marketed a configurable Manufacturing Execution System (MES) known as Infolink. First released in 1995, Infolink was the first fully configurable MES that required no custom code for implementation. Infolink is a Windows(R) NT-based, client-server application that provides an extensive range of capabilities including genealogy/traceability, downtime and waste monitoring, job scheduling and Key Performance Indicators (KPIs). Realtime's major focus included sales and marketing to the Food and Beverage and Consumer Packaged Goods industries.

Industry Analysis

          We believe the factory floor is one of the few remaining domains within Corporate America that has not effectively been integrated with the rest of the organization. Increasing pressure on manufacturers for mass customization, lean production techniques and reduced product deliveries times can only be accomplished by better integrating the factory floor with the rest of the company's "front-office" systems.

          CIMNET(R)'s Manufacturing Execution Systems and other software solutions that address these challenges are more broadly known throughout the industry as Collaborative Production Management (CPM) solutions. While the Company refers to its' solutions using more traditional nomenclature, Manufacturing Execution System (MES) and Collaborative Production Management
(CPM) are used interchangeably. The CPM concept encompasses a suite of applications that includes visibility of real-time production status, traceability and genealogy of manufactured product, performance analysis of production operations, paperless management of the production process, and operator instructions in the form of routings, ECNs (Engineering Change Notices), BOMs (Bill of Materials), engineering documentation, and assembly drawings. Increasingly, CPM also plays a platform or infrastructure role, pulling together all plant operations systems and synchronizing them with business systems.

          CPM is the application of collaborative manufacturing principles to the management of manufacturing processes. Collaborative Production Management normally refers to the synchronizing, executing, tracking, reporting, and optimizing of manufacturing processes. Production management systems are not standalone. While performing the production-centric functions of planning, controlling, optimizing, and informing, they must integrate with plant floor control systems and business systems.

          The transition in the nature of manufactured goods from one of long, homogeneous production runs to shorter, more customized products has created the need for new and improved manufacturing processes. The challenge is best exemplified by Ford Motor Company's goal to sell automobiles over the Internet. Ford plans to be able to build and deliver a new automobile to a customer's Internet-communicated specifications in a matter of weeks, if not days. To achieve this objective, manufacturers must develop better links between the demand for its products on the front end (website, e-mail, etc.) and the factory floor resources used to produce those products (manufacturing plants, supply chain) on the other end. CPM products, and specifically the Company's Suite of software solutions, are specifically designed for this purpose. The complex CPM software is programmed to optimize coordination between functions throughout the organization, and functions on the factory floor. The coordination provided by CPM software is instrumental if companies want to achieve their objective of mass customization of manufactured products.

          The Company's software solution and implementation experience encompass a wide variety of healthy manufacturing industries including food & beverage, pharmaceutical, bio-tech, medical devices, automotive, aerospace and consumer packaged goods. These industries are all under competitive pressures to reduce manufacturing costs through better utilization of resources, reduction in inventories, elimination of scrap/waste, and improvements in labor productivity and the entire supply chain. In addition, certain industries, such as pharmaceutical and food and beverage, are facing heightened regulation, especially the FDA's 21 CFR Part 11 concerning Electronic Recordkeeping and Electronic Signatures.

                            Total Addressable Market

                                 [CHART OMITTED]
Figure 1  ARC Advisory Group

          According to the latest ARC Advisory Group statistics, the Company's total addressable market is expected to increase to approximately $5.2 billion in 2006, a compound annual growth rate of 11% over the next several years (See Figure 1). CIMNET(R)'s competitors include other independent software solutions providers like the Company, as well as divisions of large organizations.

                                 CPM - Discrete

                                 [CHART OMITTED]
Figure 2  ARC Advisory Group

          The United States has an extremely large manufacturing sector and, due to constraints such as product shelf-life and transportation costs, certain industries will always need to locate their factories close to their products' end markets. While these factors ensure the continued existence of many manufacturing industries, the survival of individual plants, and individual companies for that matter, still depends on their ability to improve productivity and efficiency. Companies are now realizing that a more competitive plant is not simply a function of the latest equipment or the largest facility. An efficient, effective plant is more likely the result of better coordination with the supply chain, reduced waste and increased speed, among other reasons.

          Therefore, despite concerns about the demise of the United States manufacturing sector, there is an abundant, growing and accessible market for the Company's factory floor automation software solutions both domestically and, as the Company's business grows, internationally.

                                 CPM - Process

                                 [CHART OMITTED]
Figure 3  ARC Advisory Group

          The fragmented nature of the market arose as result of the diverse information technology needs of various manufacturing industries, and there remains less standardization across products than what is typically found in many other applications. Historically, many solutions were originally developed by industry generalists, such as food and beverage, or pharmaceuticals software programmers that developed various customized products for their clients in response to specific requests. They then packaged their factory automation product and sold it to other companies in the same industry. Solutions providers also tended to develop products for specific applications, such as HMI/SCADA or CPM. Therefore, having come at the market from a variety of different directions, no one company, or group of companies, has been able to dominate the market.

                       Enterprise Performance Management

                                 [CHART OMITTED]
Figure 4  ARC Advisory Group

          Figures 2 and 3 illustrate how the Company's core Manufacturing Execution System (or Collaborative Production Management) solutions address an existing $1.8 billion market that is expected to grow to $2.3 billion by 2006. The Company's innovative new HMI/SCADA solution addresses a separate $500 million Human Machine INTERFACE MARKET (Figure 5) that is expected to grow better than 7% per year. In mid- to late-2004, the Company will be introducing its Business Intelligence module, a new solution targeted at the $1.8 billion Enterprise Performance Management market. While these markets have traditionally been served by their own set of focused solutions providers, the Company's NET Factelligence(R) Suite product strategy intends to unify them. As the manufacturing sector recovers and competitive pressures mount, overall spending on total factory floor automation software spending is expected to increase at an 11% rate.

                            Human Machine Interface

                                 [CHART OMITTED]
Figure 5  ARC Advisory Group

          The factory floor automation software solution market is essentially in its infancy. However, there are signs that growth may be on the verge of accelerating. The recent manufacturing slump of 2001 - 2003 appears to have stabilized. In addition, it appears companies are lifting the IT spending moratorium that severely constrained technology spending the last few years.

          Technology infrastructure that can reduce costs and improve competitiveness is experiencing renewed demand.

          This confluence of events is creating a `Perfect Storm' of opportunity for factory automation software solutions providers with leading edge products that are easy to implement, simple to operate and provide better control of the factory floor.

          The competitive pressures on manufacturers has intensified and is on the precipice of creating a tidal wave of demand for software solutions that can improve a manufacturers' ability to efficiently coordinate customer orders into the manufacturing supply chain. The Company's Factelligence(R) software solution provides manufacturers in a variety of industries with a configurable, out-of-the-box answer to their need to improve their competitiveness.

Sales and Marketing

          In 2004, the Company plans to substantially change its sales and marketing approach. The Company's new marketing strategy will capitalize on:

     1)   The strength of its new, industry-leading .NET Factelligence(R) Suite,

     2) An increased number of stand-alone software solutions, such as HMI/SCADA, MES and Business Intelligence facilitated by the Company's modular .NET Factelligence(R) Suite packaging,

     3) Products targeted to a broader range of customer budgets, primarily oriented towards introductory products selling for considerably less than the cost of a historical Company implementation, and,

     4) Market disruptions in the software solution distribution network being created by the vertical integration plans of some of the industry's most prominent competitors.

          Historically, the Company has marketed its software solutions primarily through its own direct sales force. The Company also markets through a limited number of licensed reseller agreements with CPM distributors and systems integrators. Recently, market coverage has been provided by the Company's 5 direct sales employees and approximately 6 integration partners worldwide. The Company also has an employee dedicated to developing corporate partnerships and strategic alliances.

          A representative CIMNET(R) software sale may typically cost between $100,000 and $500,000, or more, per site. However, the customer may ultimately spend five times that amount in new hardware, integration services and other ancillary and complementary technology expenses required to effect an implementation. Because the purchase of an MES system frequently entails a significant customer investment, the Company's sales cycle can range from six to eighteen months. CIMNET(R) has seen the average sales cycle increase to an average of 12 months over the last year, due in part to the recent economic conditions affecting the manufacturing sector.

          The Company's marketing strategy is to introduce its .NET Factelligence(R) Suite and its constituent software solution modules quickly and broadly to the market. The marketing plan will significantly expand the distribution network and market the .NET Factelligence(R) Suite in both packaged form (where a customer would buy all of the constituent component MES, HMI/SCADA and BI modules) as well as in limited form, such as individual modules, or limited number of seat licenses. The availability of the set of modules available in modular form will provide the Company with software solutions at price points that appeal to manufacturers with a limited factory floor automation budget, but which generally make a much quicker purchase decision.

          The Company will expand its marketing reach utilizing a unique multi-channel distribution strategy consisting of: (1) an expanded and strengthened direct sales force; (2) a number of new strategic alliances/partnership agreements with factory automation software providers and;
(3) a completely new distribution channel created through agreements with established factory floor automation software distributors and integrators. The Company believes that a multi-channel distribution strategy will provide far greater marketing reach and deeper penetration of a broader range of industry vertical market segments.

          The Company plans to expand its direct sales presence in 2004 by adding one or two Country Managers to establish a presence in the South American, European and Asian markets. In addition, the Company believes it will need four additional salespeople/managers in the United States, geographically dispersed, to manage new sales opportunities and to manage the various reseller's relationships in those territories.

Maintenance and Support

          We believe that high quality customer service and support are integral components of the application solutions we offer. Therefore, we offer a range of fee-based training, installation, consulting, and maintenance services to facilitate the installation and use of our software.

          We offer annual maintenance contracts for all of our hardware and software products to our customers. The hardware maintenance contract provides our customers with next-day replacement of the hardware product that has failed regardless of the reason. Purchasers of our software maintenance contracts are provided with free software updates, new releases on physical media on an average of two times per year, and internet access to our web site to obtain information on latest software releases and new features from us.

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

          As of March 30, 2004, we had 14 employees and 1 contract developer engaged in research and development activities. During the years ended December 31, 2003, 2002, and 2001, we spent $1,621,835, $2,004,906, and $1,963,929, respectively, on research and development. We expect to continue to commit significant resources to research and development in the future. To date, no research and development costs have been capitalized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

          The market for our products is rapidly evolving, and is expected to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. The principal competitive factors in the PC based manufacturing automation software market include:

          o    Adherence to emerging operating system standards;
          o    Comprehensive applications;
          o    Adaptability, flexibility and scalability;
          o Real-time, interactive capability internally and with vendors and suppliers
          o    Integration with a variety of communications media;
          o    Ease of use;
          o    Ease of implementation; and
          o    Customer service, support and price.

          Although we believe that we currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with longer operating histories, greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources.

          CIMNET's(R) current competitors include a number of companies offering one or more solutions for the manufacturing software automation market, some of which are directly competitive with CIMNET's(R) products. For example CIMNET's(R) competitors at the DNC market include InterCim, Greco Systems and Predator. In the MES marketspace, CIMNET's(R) key competitors include Camstar, Datasweep, Wonderware, Siemens and GE Fanuc. We also may face competition from systems integrators and consulting firms which design and develop custom software and systems. Some of these firms may possess industry-specific expertise or reputations among potential customers for offering solutions to a manufacturing need.

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

          We attempt to avoid infringing known intellectual property and proprietary rights of third parties in our product development efforts. However, we have not conducted and do not conduct comprehensive patent searches to determine whether the technology used in products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of them which are confidential when filed, with regard to similar technologies.

          In June 1992, our predecessor company, J.N.L. Industries, Inc. registered the CIMNET(R) trademark with the U.S. Patent and Trademark Office for International Class 9. In order to maintain the effectiveness of a trademark registration, the Patent and Trademark Office requires that an affidavit be filed with the Patent and Trademark Office within the fifth year following registration confirming continued use of the trademark. We failed to file an affidavit in 1997, and therefore, our registration of the "CIMNET(R)" trademark lapsed. However, in August 1999, we filed another application with the Patent and Trademark Office for the "CIMNET(R)" trademark, and reinstatement of our ownership of the trademark was obtained.

          In January of 2002, CIMNET(R) filed an application to register the Factelligence(R) trademark with the U.S. Patent and Trademark Office for International Class 9. Registration of the Factelligence(R) trademark was granted to CIMNET(R) in December of 2003.

          There can be no assurance that infringement or invalidity claims arising from the incorporation of third party technology, and claims for indemnification from CIMNET's(R) customers resulting from these claims, will not be asserted or prosecuted against CIMNET(R). These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could materially adversely affect our business, operating results and financial condition.

Employees

          As of March 30, 2004, we had 24 employees, including 14 in research and development of new software, and implementation; 6 in sales and marketing; 1 in developing corporate partnerships and strategic alliances, and 3 in operations and order processing. In addition we have 1 consultant working on research and development of new software.

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

Risks Related To Our Business
-----------------------------

          We Have Incurred Substantial Losses And We May Not Be Profitable In The Future. During the fiscal years ended December 31, 2003 and 2002, we reported a net loss of $2,052,396 and $789,254, respectively. Through December 31, 2003, our accumulated deficit equaled $3,002,737. Although we reported a net profit during the 2001 fiscal year, we cannot be certain that we will return to profitability in the future. Failure to return to profitability may adversely affect our ability to conduct business and the market price of our common stock.

          We May Need Additional Capital, and We Cannot Be Sure That Additional Financing Will Be Available. Historically, we have funded our operating losses and capital expenditures through proceeds from private equity and debt financings. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the immediate future, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans. Our inability to obtain additional financing could have a material adverse effect on the Company's business, financial condition, prospects and results of operations.

          The Demand For Manufacturing Software Has Weakened Significantly And Demand Will Likely Remain Weak For Some Time Because Of The Current Economic Climate. The market for our manufacturing software has changed rapidly over the last two years. The market for advanced manufacturing automation software expanded dramatically during 2000 and part of 2001, but declined significantly in 2002 and 2003. Since the second half of 2001, many companies have experienced financial difficulties or uncertainty, and as a result have canceled or delayed spending on technology initiatives. These companies typically are not demonstrating the same urgency regarding technology initiatives that existed during the economic expansion that stalled in 2001. This trend has worsened for some companies following the September 11, 2001 terrorist attacks in the United States and the accounting scandals involving Enron, Worldcom and other companies. If companies continue to cancel or delay their business and technology initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations will continue to be materially and adversely affected.

          Our Quarterly Operating Results May Fluctuate Because We Depend On A Small Number Of Large Orders From A Limited Number Of Customers. We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal period could be materially adversely affected if we are unable to complete one or more substantial license sales planned for that period. During the year ended December 31, 2003, one customer accounted for more than 24% of our total revenue and during the year ended December 31, 2002 the same customer accounted for approximately 34% of our total revenue. In addition, the purchase and implementation of our products typically involve a significant cost to our customers, including the purchase of related hardware and software, as well as training and integration costs. These implementations also include a substantial commitment of resources by our customers or their consultants over an extended period of time. As a result, our sales cycle is relatively long. Our services revenue, which is largely correlated with our license revenue, has fluctuated and may fluctuate in the future due to significant consulting and implementation services performed in a quarter.

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

          Loss Of Key Personnel Could Adversely Affect Our Business. Our future success depends to a significant degree on the skills, experience and efforts of John D. Richardson, III, our founder, Chairman of the Board and Chief Executive Officer, and Anthony Crouch our Chief Technology Officer. The loss of the services of Mr. Richardson or Mr. Crouch could have a material adverse effect on our business, operating results and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. The loss of one or more of our executive officers and other members of senior management could have a material adverse effect on our business, operating results and financial condition.

          We May Be Unable To Hire And Retain The Skilled Personnel We Need To Succeed. Qualified personnel are in great demand throughout the software industry. The demand for qualified personnel is particularly acute in our area because of a limited supply of skilled workers within commuting distance of our headquarters in Robesonia, Pennsylvania. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly marketing personnel, software engineers and other senior personnel. Our failure to attract and retain the highly-trained technical personnel that are integral to our product development, sales and marketing and support teams may limit the rate at which we can develop new products or product enhancements.

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

          Our Use Of The "CIMNET(R)" and "Factelligence(R)" Trademarks May Infringe The Trademark Rights Of Other Companies. Our use of "CIMNET(R)" and "Factelligence(R)" as well as the use of other names, may result in costly litigation, divert management's attention and resources, cause product shipment delays or require CIMNET(R) to pay damages and/or to enter into royalty or license agreements to continue to use a product name. CIMNET(R) may be required to stop using the name "CIMNET(R)", "Factelligence(R)" or other names currently used for its products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

          Our Common Stock Is Particularly Subject To Volatility Because Of The Industry That We Are In. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology companies, particularly software companies, have been extremely volatile, and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the market price of our common stock

          The Significant Control Over Stockholder Voting Matters Which May Be Exercised By Our Executive Officers And Directors Will Deprive You Of The Ability To Influence Corporate Actions. John D. Richardson, our founder, Chief Executive Officer and Chairman of the Board controls approximately 46.7% of the outstanding shares of common stock. As a result, he will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of CIMNET(R), could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of CIMNET(R) and might affect the market price of our common stock.

          Future Sales By Existing Security Holders Or Issuances Of Securities By The Company Could Depress The Market Price Of Our Common Stock. If the Company or our existing stockholders sell a large number of shares of our common stock (or securities convertible into, or exercisable for, shares of common stock), the market price of our common stock could decline significantly. Moreover, the perception in the public market that the Company or our existing stockholders might sell shares of common stock could depress the market price of our common stock.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
          --------------------------------------------------

          No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 2003.

                                     PART II
                                     -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------------------------------------

          Our shares of Common Stock were quoted since May 28, 1998 on the OTC Bulletin Board under the symbol "WTNR" and since July 2, 1999 under the symbol "CIMK". However, the trading market for our Common Stock is extremely limited. CIMNET(R) has not historically paid dividends on shares of its common stock and does not anticipate paying dividends on its shares of common stock during the next year.

          The following table sets forth the range of high and low bid quotations for our Common Stock, for the two year period ended December 31, 2003 as reported by the OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. In the future, the trading volume of our common stock may be extremely limited (or non-existent). As a result, the liquidity of an investment in our common stock may be adversely affected.

                                  Common Stock

                      High      Low                              High      Low
                      ----      ---                              ----      ---
       2003                                       2002
------------------                         ------------------

Quarter ended                              Quarter ended
March 31, 2003        $ .75    $ .43       March 31, 2002        $2.30    $1.55

Quarter ended                              Quarter ended
June 30, 2003         $ .75    $ .43       June 30, 2002         $1.80    $1.30

Quarter ended                              Quarter ended
September 30, 2003    $ .80    $ .65       September 30, 2002    $1.18    $0.57

Quarter ended                              Quarter ended
December 31, 2003     $1.55    $ .65       December 31, 2002     $1.01    $0.41

          On March 26, 2004, the final quoted prices as reported by the OTC Bulletin Board was $.90 for each share of Common Stock. As of March 30, 2004, there were 6,553,859 shares of Common Stock outstanding, held of record by approximately 75 record holders.

Equity Compensation Plan Information

          Information regarding equity compensation plans, including stockholder approved plans and non-stockholder approved plans is set forth in the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Recent Sales of Unregistered Securities

          During the year ended December 31, 2003, the Company sold the following equity securities that were not registered under the Securities Act of 1933, as amended:

          In November, 2003, the Company issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, 161,538 shares of its Common Stock to Lipman Capital Group, Inc. in connection with its cashless exercise of a warrant issued to Lipman Capital in January, 2001. Lipman Capital entered into a Market Access Program Marketing Agreement with the Company in January, 2001 pursuant to which Lipman Capital provided the Company with investor relations services.

          In December, 2003, the Company issued in a private transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, 100,000 shares of common stock and 100,000 common stock purchase warrants to a partner of the Company's outside law firm for an aggregate purchase price of $75,000 which was paid in cash. The warrants contain cashless exercise and certain customary anti-dilution provisions. The warrants are exercisable at any time during a ten (10) year period ending on December 31, 2013 at an exercise price of $1.00 per share.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ---------------------------------------------------------------

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

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

          Net Sales for the year ended December 31, 2003 were $2,345,894, a decrease of 43.5% or $1,806,614 under net sales for the year ended December 31, 2002. This decrease is due to the down-turn in the manufacturing market place, CIMNET(R) not having enough available capital to do effective marketing and the result of reduced orders for our Manufacturing Execution System (MES) software from one major customer. Sales to this customer were $567,434 and $1,391,831 for the years ending December 31, 2003 and 2002 respectively.

          Costs of goods sold for 2003 were $280,077 compared to $432,159 for 2002, a decrease of $152,082 or 35.2%. This decrease in costs of goods sold is related to the decrease in net sales of 43.5% and to the related decrease in costs associated with the engagement of outside field engineers for the implementation of the Company's software products.

          Gross Profit for 2003 was $2,065,817 compared to $3,720,349 for 2002, a decrease of $1,654,532 or 44.5%. This decrease is primarily due to the decrease in net sales. The percentage of cost of goods sold was 11.9% of net sales in 2003 as compared to 10.4% of net sales in 2002.

          Selling, general and administrative expenses for 2003 were $2,275,973 or 97.0 % of net sales compared to $3,183,885 or 76.7% of net sales, for 2002. Specifically, the increase in selling, general and administrative expenses as a percentage of net sales is due to the decrease by 43.5% in net sales in 2003. In terms of the net change there was a decrease of $907,912 or 28.5% in selling, general and administrative expenses in 2003 versus that of 2002. This decrease is due to cost cutback measures taken by the Company in response to the decrease in revenue. The decrease is primarily attributable to the changes in the following categories: salaries decreased by $407,044 and employee benefits decreased by $31,861, both due to a decrease in the number of employees; commissions decreased by $36,440 due to the decrease in sales; advertising costs decreased by $224,109 due to cut backs in marketing; travel and entertainment costs decreased by $101,391 due to reductions in travel and entertainment; trade show expenses decreased by $95,440 as a result of the Company attending less trade shows and the decrease in the associated expenses for these shows.

          Stock compensation relating to employee compensation, consulting and legal services decreased by $30,911, which resulted from a decrease in the fair market value and the number of options that vested during 2003.

          Research and development costs remained high in comparison to sales as we remain dedicated to providing world class software. In 2003 development costs were $1,621,835 compared to $2,004,906 in 2002, a decrease of $383,071. This decrease is primarily due to previously independently employed contractors being either directly employed by the Company in 2003 and a shift to develop .NET infrastructure with our partner in South Africa.

          Loss from operations for 2003 was ($1,959,365) compared to ($1,626,727) in 2002, an increase of $332,628. This increased loss is predominantly due to the previously discussed decrease in net sales while maintaining an aggressive development schedule.

          Interest expense for 2003 was $12,621 or 0.5% of net sales, compared to interest expense of $19,821 or 0.5% of net sales for 2002. In 2003, other income (loss) included a realized loss on the sale of securities of ($176,006) or 7.5% of net sales and rental revenue of $52,565 or 2.2% of net sales. Other income in 2003 also included interest earned and dividend income, in the amount of $6,675 or 0.3% of net sales, on the short term investments and cash balance held with the bank. In 2002, other income included a realized gain on the sale of securities of $83,387 or 2.0% of net sales and rental revenue of $52,565 or 1.3% of net sales, in addition to interest earned, in the amount of $13,272 or 0.3% of net sales, on the cash balance held with the bank.

          The income tax benefit for 2003 was ($36,357) compared to ($708,070) in 2002. The income tax benefit recognized during 2003 has been reduced by an increase in the valuation allowance of $906,248. This valuation allowance was increased due to the uncertainty of the Company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future years.

          Net loss for 2003 was ($2,052,396) or ($0.35) per share of common stock (basic and diluted) as compared to a net loss of ($789,254) or ($0.15) per share (basic and diluted) of common stock in 2002. The increased loss is primarily attributable to lower revenues versus the prior year, as previously noted, as well as the recording of a valuation allowance associated with the Company's deferred tax assets, primarily attributable to net operating loss carry-forwards. Based upon the operating results of the past two years, it has been determined that a valuation allowance is appropriate as of December 31, 2003, however, the necessity to carry all or a portion of this allowance will be considered as circumstances change over the coming periods.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

          Net Sales for the year ended December 31, 2002 were $4,152,508, a decrease of 50.8% or $4,284,075 over net sales for the year ended December 31, 2001. This decrease is the result of reduced orders for our Manufacturing Execution System (MES) software from one major customer, a significant down-turn in the manufacturing marketplace and management's decision to use outside integrators as we move the company to a pure software development and support company. Sales to this customer were $1,391,831 and $6,210,047 for the year ending December 31, 2002 and 2001 respectively.

          Costs of goods sold for 2002 was $432,159 compared to $1,230,589 for 2001, a decrease of $798,430 or 64.9%. This decrease in costs of goods sold is related to the decrease in net sales by 50.8% and to the related decrease in costs associated with the engagement of outside field engineers for the implementation of the Company's software products.

          Gross Profit for 2002 was $3,720,349 compared to $7,205,994 for 2001, a decrease of $3,485,645 or 48.4%. This decrease is primarily due to the decrease in net sales. The percentage of cost of goods sold was 10.4% of net sales in 2002 as compared to 14.6% of net sales in 2001. This decrease is due to the related substantial decrease in costs associated with the engagement of outside field engineers for the implementation of the Company's software products.

          Selling, general and administrative expenses for 2002 were $3,183,885 or 76.7 % of net sales compared to $2,562,061 or 30.4% of net sales, for 2001. Specifically the changes in the following categories were primarily attributable to these increases: salaries increased by $225,243 and employee benefits increased by $18,482, both due to an increase in the number of employees, and commission expense decreased by $151,602 due to the decrease in gross revenue. Advertising costs increased by $156,731 due to the Company's marketing efforts for its new product, "Factelligence(R) ". Travel and entertainment costs increased by $87,204 due to traveling to trade shows, and traveling for promotion of the new product, "Factelligence(R) ". Trade show expenses increased by $96,575 as a result of the Company attending several trade shows and the associated expenses for these shows. Depreciation expense increased by $68,858 as a result of the Company's purchase of a partial ownership interest in an aircraft at the end of 2001 and other property and equipment acquired during 2002.

          Stock compensation relating to employee compensation, consulting and legal services decreased by $221,972. This decrease is attributable to an amendment to a common stock purchase warrant granted to a marketing firm during 2002. As a result, the Company expensed $52,000 relating to the issuance of such common stock purchase warrants during 2002 as compared to $277,297 for the issuance of such warrants in 2001.

          Research and development in 2002 was $2,004,906 or 48.3% of net sales compared to $1,963,929 or 23.3% of net sales in 2001. The primary reason for this increase is due to salaries increasing by $368,252 and employee benefits increasing by $5,149. This is due to an increase in the number of software developers engaged in the design of the Company's new product, "Factelligence(R) ". Other research and development expenses decreased by $337,782 as compared to 2001. This decrease is due to certain independent contractors previously being engaged as independent contractors being directly employed by the Company in 2002.

          Commencing in 2002, the Company is no longer amortizing goodwill. Amortization expense for 2001 was $178,424 or 2.1% of net sales. This change was attributable to the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", under which the Company no longer amortizes goodwill.

          Loss from operations for 2002 was ($1,626,727) compared to income of $2,121,323 in 2001, a decrease of $3,748,050. This decrease is predominantly due to the previously discussed increase in operating expenses along with the decrease in net sales.

          Interest expense for 2002 was $19,821 or 0.5% of net sales, compared to interest expense of $13,994 or 0.2% of net sales for 2001. In 2002, other income included a realized gain on the sale of securities of $83,387 or 2.0% of net sales and rental revenue of $52,565 or 1.3% of net sales, in addition to interest earned, in the amount of to $13,272 or 0.3% of net sales, on short term investments and cash balances held with the bank. In 2001, other income included a realized gain on the sale of securities of $41,740 or 0.50% of net sales and interest earned in the amount of $21,379 or 0.30% of net income on cash balances held with the bank. There was no rental income in 2001.

          Provision (benefit) for income taxes for 2002 was ($708,070) compared to $788,688 in 2001, due primarily to the fact that the Company had a net loss in 2002.

          Net loss for 2002 was ($789,254) or ($0.15) per share of common stock as compared to net income of $1,381,760 or $0.22 per share of common stock in 2001.

Liquidity and Capital Resources

          At December 31, 2003, the Company had current assets of $1,164, 963 versus $2,357,462 at December 31, 2002. This reduction is the result of various fluctuations, the most significant of which is the decrease in accounts receivable of approximately $753,000, attributable primarily to the decrease in revenues versus those of the prior year. The remainder of the difference is primarily attributable to a decrease in income taxes receivable of approximately $275,000 related to refunds associated with net operating loss carry-backs and less amounts being available for such carry-backs related to the loss for the year ended December 31, 2003. Additionally, a full valuation allowance has been recorded as of December 31, 2003, associated with deferred tax assets, due to the Company's recent trend in operating losses, thus accounting for a decrease in current assets of approximately $272,000 versus that of the prior year. Current liabilities are $1,733,376 at December 31, 2003 versus $1,210,510 at December 31, 2002. This increase is primarily attributable to borrowings on the Company's available line of credit in the amount of $331,000 at December 31, 2003, with no such borrowings at December 31, 2002. Also, an additional $80,000 in dividends payable was accrued on the Company's preferred stock versus that accrued at December 31, 2002, and deferred income due to an increase in prepayments on services to be performed as of December 31, 2003 in the amount of approximately $77,000 is attributable to the remainder of the increase in current liabilities at December 31, 2003.

          At December 31, 2002, the Company had current assets of $2,357,462 compared to $4,257,896 at December 31, 2001. This decrease is primarily due to a decrease of $975,328 in cash to subsidize the increase in operating costs, a decrease of $265,417 in the value of available for sale securities as a result of the decrease in the market value of such securities, and a $1,173,371 decrease in accounts receivable, primarily as a result of the reduced sales to one customer in 2002. Current liabilities decreased by $604,036 in 2002 from 2001. This decrease is due to the paying down of accounts payable with cash provided from collections on accounts receivable, the decrease in deferred income of $211,733 is due to a significant contract not being present at December 31, 2002 that was ongoing at December 31, 2001 and the decrease in income tax liability is due to the tax payments made during 2002, the current year loss and the expected benefits of research and development tax credits to be received.

Operating Activities

          Cash used in operations for fiscal 2003 and 2002 was ($294,091) and ($619,077), respectively. The decrease in cash used by operations in 2003 versus that of 2002 was primarily attributable to income tax refunds received during 2003 of approximately $533,000 and the receipt of approximately $77,000 more prepayments in the form of deferred income than in 2002 as previously noted. These sources of cash were off-set by various other smaller fluctuations. It should be noted, however, that approximately $753,000 of cash was provided by accounts receivables which was primarily attributable to decreased revenues in 2003 versus that of 2002.

          Cash provided by (used in) operations for fiscal 2002 and 2001 was ($619,077) and $852,917, respectively. The decrease in cash provided by operations in 2002 was primarily due a decrease in net income of $2,171,014 for the year, over 2001.

Investing Activities

          Investing activities provided (used) $38,847 and ($318,958) in 2003 and 2002, respectively. During 2003, the Company reduced its purchases of property and equipment, reducing its total to $9,614 and made no purchases of securities. In 2002 the Company purchased and constructed $249,848 of property and equipment. The Company increased its investment in a limited partnership by $25,000 in both 2003 and 2002. The Company had $73,461 in cash related to net transactions in available for sale securities in 2003; in contrast, the company consumed $44,110 in cash related to net transactions in available for sale securities during 2002.

Financing Activities

          Financing activities provided (used) $275,060 in 2003 compared to ($37,793) in 2002, an increase of $312,353. This is attributable to the borrowings on the Company's line of credit in the amount of $331,000, net of payments on its outstanding long term debt of approximately $56,000.

Capital Resources

          The Company has a line of credit with its bank. As of December 31, 2003, the Company had borrowed $331,000 from the line of credit and had $169,000 of unused credit available.

          The Company has no material commitments for capital expenditures and believes that its cash from operations, existing balances and available credit line will be sufficient to satisfy the needs of its operations and its capital commitments for the foreseeable future. Specifically, the Company has taken steps during 2003 to control costs and to down-size its personnel levels in light of the current economy. However, if the need arose, the Company would seek to obtain capital or equity financing sources.

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

          Revenue Recognition - The Company generates revenue principally from the following sources:

          Software and Hardware: Revenues are recorded when software or hardware products are shipped and are recorded net of allowance for estimated returns, price concessions and other discounts. A change in these estimates could impact the results of operations in future periods.

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

          Goodwill - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually or more frequently if impairment indicators arise. Based upon such review, management determined that no write-down of goodwill was required as of December 31, 2003.

          Software Development Costs - Under the criteria set forth in SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross product revenue, estimated economic product lives, and changes in software and hardware technology. Amounts that would have been capitalized under this statement after consideration of the above factors were immaterial and, therefore no software development costs have been capitalized by the Company during 2003.

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

          SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board
(APB) Opinion 25, "Accounting for Stock Issued to Employees." The Company accounts for its employee stock option plans under APB Opinion No. 25. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied. The ability for companies to continue to choose to account for employee equity instruments under the guidance of APB Opinion No. 25 is currently receiving much scrutiny. Should the Company be required to account for such employee equity instruments in a different manner, such a change could have a material impact to the results of operations for the Company.

Item 7.   FINANCIAL STATEMENTS.
          --------------------

          See Financial Statements following Item 15 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ---------------------------------------------------------------

          None.

                                    PART III
                                    --------

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
          ------------------------------------------------------------------

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

Item 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
          ---------------------------------------

          (a)  Exhibits.

Exhibits
--------

3.01*          Certificate of Incorporation of CIMNET(R).

3.02*          By-laws, as amended, of CIMNET(R).

3.03* Certificate of Designation of the Rights, Preferences and Limitations of Series A Convertible Preferred Stock of the Company.

4.01*          Specimen Certificate for shares of CIMNET(R)'s Common Stock.

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

10.06* Voting Agreement dated as of August 31, 2001 by and among the Purchaser, the Company and John D. Richardson.

10.07*         2002 Stock Option Plan, as amended.

31.0 Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley of 2002.

32.0 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Previously filed with the Securities and Exchange Commission.

          (b)  Reports on Form 8-K

               None.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          --------------------------------------

          Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

                                  CIMNET, INC.

                                FINANCIAL REPORT

                                DECEMBER 31, 2003

CIMNET, INC.
--------------------------------------------------------------------------------
TABLE OF CONTENTS

                                                                        PAGE NO.

FINANCIAL STATEMENTS:

     Independent Auditor's Report                                          1

     Balance Sheets                                                        4

     Statements of Operations                                              3

     Statements of Changes in Stockholders' Equity                         4

     Statements of Cash Flows                                              5

     Notes to Financial Statements                                         7

                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders
Cimnet, Inc.
Robesonia, Pennsylvania


         We have audited the accompanying balance sheets of Cimnet, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cimnet, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                          /s/ Beard Miller Company LLP


Reading, Pennsylvania
January 15, 2004

CIMNET, INC.
--------------------------------------------------------------------------------
BALANCE SHEETS

                                     ASSETS

                                                                      December 31,
                                                                -----------------------
                                                                   2003         2002
                                                                ----------   ----------
CURRENT ASSETS

  Cash and cash equivalents                                     $  137,641   $  117,825
  Securities available for sale                                    201,016      209,598
  Accounts receivable, net of allowance for doubtful accounts
    2003 $17,022; 2002 $53,493                                     333,108    1,049,345
  Other receivable                                                  75,000            0
  Inventories                                                       94,841      107,030
  Prepaid expenses                                                  57,254       60,853
  Income taxes receivable                                          266,103      540,818
  Deferred income tax assets                                             0      271,993
                                                                ----------   ----------
    Total Current Assets                                         1,164,963    2,357,462
                                                                ----------   ----------

PROPERTY AND EQUIPMENT, NET                                        575,865      708,730
                                                                ----------   ----------

GOODWILL                                                         2,364,145    2,364,145
                                                                ----------   ----------

OTHER ASSETS                                                        77,500       52,500
                                                                ----------   ----------
    Total Assets                                                $4,182,473   $5,482,837
                                                                ==========   ==========

See notes to financial statements.
--------------------------------------------------------------------------------
                           1        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           December 31,
                                                                   --------------------------
                                                                      2003           2002
                                                                   -----------    -----------
CURRENT LIABILITIES

  Line of credit                                                   $   331,000    $         0
  Current portion of long-term debt                                     59,067         55,479
  Accounts payable                                                     103,287         84,792
  Accrued expenses                                                      68,968         74,838
  Accrued income taxes                                                  19,077              0
  Dividends payable on preferred stock                                 186,000        106,000
  Deferred income                                                      965,977        889,401
                                                                   -----------    -----------
    Total Current Liabilities                                        1,733,376      1,210,510

LONG-TERM DEBT, NET OF CURRENT PORTION                                 127,705        187,233

DEFERRED INCOME TAX LIABILITY                                                0         74,565
                                                                   -----------    -----------

    Total Liabilities                                                1,861,081      1,472,308
                                                                   -----------    -----------

STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value; 15,000,000 shares authorized;
    shares issued and outstanding 2003 6,553,859; 2002 6,292,321           655            629
  Preferred stock, $.0001 8% cumulative convertible; 5,000,000
    shares authorized; 746,965 shares issued and outstanding                75             75
  Paid-in capital                                                    5,557,761      5,391,109
  Accumulated deficit                                               (3,002,737)      (825,663)
  Accumulated other comprehensive loss                                (174,481)      (415,366)
  Deferred stock compensation                                          (59,881)      (140,255)
                                                                   -----------    -----------
    Total Stockholders' Equity                                       2,321,392      4,010,529
                                                                   -----------    -----------
    Total Liabilities and Stockholders' Equity                     $ 4,182,473    $ 5,482,837
                                                                   ===========    ===========

--------------------------------------------------------------------------------
                           2        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants


CIMNET, INC.
--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS

                                                                       Years Ended December 31,
                                                                      --------------------------
                                                                         2003           2002
                                                                      -----------    -----------
NET SALES                                                             $ 2,345,894    $ 4,152,508

COST OF GOODS SOLD                                                        280,077        432,159
                                                                      -----------    -----------
    Gross Profit                                                        2,065,817      3,720,349
                                                                      -----------    -----------

OPERATING EXPENSES

  Selling, general and administrative                                   2,275,973      3,183,885
  Stock compensation - employees, consulting and legal services           127,374        158,285
  Research and development                                              1,621,835      2,004,906
                                                                      -----------    -----------
    Total Operating Expenses                                            4,025,182      5,347,076
                                                                      -----------    -----------
    Operating Loss                                                     (1,959,365)    (1,626,727)
                                                                      -----------    -----------

OTHER INCOME (EXPENSES)

  Interest expense, net                                                    (5,947)        (6,549)
  Rental income                                                            52,565         52,565
  Realized gain (loss) on the sale of available for sale securities      (176,006)        83,387
                                                                      -----------    -----------
    Total Other Income (Expenses)                                        (129,388)       129,403
                                                                      -----------    -----------

    Loss before Income Tax Benefit                                     (2,088,753)    (1,497,324)

INCOME TAX BENEFIT                                                        (36,357)      (708,070)
                                                                      -----------    -----------

    Net Loss                                                          $(2,052,396)   $  (789,254)
                                                                      ===========    ===========

NET LOSS PER COMMON SHARE - BASIC                                     $     (0.35)   $     (0.15)
                                                                      ===========    ===========

NET LOSS PER COMMON SHARE - DILUTED                                   $     (0.35)   $     (0.15)
                                                                      ===========    ===========

See notes to financial statmeents.
--------------------------------------------------------------------------------
                           3        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2003 and 2002


                                                  Common Stock               Preferred Stock                        Retained
                                           --------------------------   -------------------------     Paid-in       Earnings
                                              Shares        Amount        Shares        Amount        Capital       (Deficit)
                                           -----------    -----------   -----------   -----------   -----------    -----------
BALANCE, DECEMBER 31, 2001                   6,282,321    $       628       746,965   $        75   $ 5,321,764    $    88,269


  Comprehensive loss:

    Net loss                                         0              0             0             0             0     (2,052,396)
    Change in unrealized loss on
      available for sale securities                  0              0             0             0             0              0


    Total Comprehensive Loss                (1,191,015)


  Stock compensation expense                         0              0             0             0             0              0
  Consulting and legal service expense,
    fair value of options and warrants
    granted                                          0              0             0             0        77,918              0
  Change in fair value of stock warrants
    issued for sales commitments                     0              0             0             0       (55,000)             0
  Issuance of stock options                          0              0             0             0         1,250              0
  Dividends and accretion on preferred
    stock                                            0              0             0             0        44,678       (124,678)
  Exercise of stock options                     10,000              1             0             0           499              0
                                           -----------    -----------   -----------   -----------   -----------    -----------

BALANCE, DECEMBER 31, 2002                   6,292,321            629       746,965            75     5,391,109       (825,663)


  Comprehensive loss:

    Net loss                                         0              0             0             0             0     (2,052,396)
    Change in unrealized loss on
      available for sale securities                  0              0             0             0             0              0


  Total Comprehensive Loss


  Stock compensation expense                         0              0             0             0             0              0
  Consulting and legal service expense,
    fair value of options and warrants
    granted                                          0              0             0             0        47,000              0
  Issuance of common stock                     100,000             10             0             0        74,990              0
  Dividends and accretion on preferred
    stock                                            0              0             0             0        44,678       (124,678)
  Exercise of stock warrants                   161,538             16             0             0           (16)             0
                                           -----------    -----------   -----------   -----------   -----------    -----------

BALANCE, DECEMBER 31, 2003                   6,553,859    $       655       746,965   $        75   $ 5,557,761    ($3,002,737)
                                           ===========    ===========   ===========   ===========   ===========    ===========


(conttinued)
                                            Accumulated
                                               Other        Deferred
                                           Comprehensive     Stock
                                               Loss       Compensation       Total
                                           -------------  -------------   -----------
BALANCE, DECEMBER 31, 2001                  ($   13,605)   ($  219,372)   $ 5,177,759
                                                                          -----------

  Comprehensive loss:

    Net loss                                          0              0       (789,254)
    Change in unrealized loss on
      available for sale securities            (401,761)             0       (401,761)
                                                                          -----------

    Total Comprehensive Loss                                               (1,191,015)
                                                                          -----------

  Stock compensation expense                          0         80,367         80,367
  Consulting and legal service expense,
    fair value of options and warrants
    granted                                           0              0         77,918
  Change in fair value of stock warrants
    issued for sales commitments                      0              0        (55,000)
  Issuance of stock options                           0         (1,250)             0
  Dividends and accretion on preferred
    stock                                             0              0        (80,000)
  Exercise of stock options                           0              0            500
                                            -----------    -----------    -----------

BALANCE, DECEMBER 31, 2002                     (415,366)      (140,255)     4,010,529
                                                                          -----------

  Comprehensive loss:

    Net loss                                          0              0     (2,052,396)
    Change in unrealized loss on
      available for sale securities             240,885              0        240,885
                                                                          -----------

  Total Comprehensive Loss                                                 (1,811,511)
                                                                          -----------

  Stock compensation expense                          0         80,374         80,374
  Consulting and legal service expense,
    fair value of options and warrants
    granted                                           0              0         47,000
  Issuance of common stock                            0              0         75,000
  Dividends and accretion on preferred
    stock                                             0              0        (80,000)
  Exercise of stock warrants                          0              0              0
                                            -----------    -----------    -----------

BALANCE, DECEMBER 31, 2003                  ($  174,481)   ($   59,881)   $ 2,321,392
                                            ===========    ===========    ===========

See notes to financial statements.
--------------------------------------------------------------------------------
                           4        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS

                                                                Years Ended December 31,
                                                                ------------------------
                                                                   2003           2002
                                                                -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                      $(2,052,396)   $ (789,254)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation and amortization                                   142,479       141,442
    Realized (gain) loss  on sale of securities                     176,006       (83,387)
    Provision for doubtful accounts                                 (36,471)       (6,507)
    Provision for deferred income taxes                             197,428          (240)
    Stock warrants - sales commitments                                    0       (55,000)
    Stock options - employees                                        80,374        80,367
    Stock options and warrants - consulting and legal services       47,000        77,918
    (Increase) decrease in assets:
      Accounts receivable                                           752,708     1,179,878
      Inventories                                                    12,189        28,957
      Prepaid expenses                                                3,599        47,170
      Income taxes receivable                                       274,715      (540,818)
    Increase (decrease) in liabilities:
      Accounts payable                                               18,495      (248,008)
      Accrued expenses                                               (5,870)        2,215
      Accrued income taxes                                           19,077      (242,077)
      Deferred income                                                76,576      (211,733)
                                                                 ----------    ----------
    Net Cash Used in Operating Activities                          (294,091)     (619,077)
                                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Investment in limited partnership                                 (25,000)      (25,000)
  Purchase of property and equipment                                 (9,614)     (249,848)
  Purchase of available for sale securities                               0    (1,288,992)
  Proceeds from the sale of available for sale securities            73,461     1,244,882
                                                                 ----------    ----------
    Net Cash Provided by (Used in) Investing Activities              38,847      (318,958)
                                                                 ----------    ----------

See notes to financial statements.
--------------------------------------------------------------------------------
                           5        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                 Years Ended December 31,
                                                                 ------------------------
                                                                    2003          2002
                                                                 ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on long-term borrowings                     $  (55,940)   $  (37,793)
  Proceeds on exercise of stock options and stock warrants                0           500
  Net borrowings on line of credit                                  331,000             0
                                                                 ----------    ----------
    Net Cash Provided by (Used in) Financing Activities             275,060       (37,293)
                                                                 ----------    ----------

    Net Increase (Decrease) in Cash and Cash Equivalents

CASH AND CASH EQUIVALENTS - BEGINNING                               117,825     1,093,153
                                                                 ----------    ----------

CASH AND CASH EQUIVALENTS - ENDING                               $  137,641    $  117,825
                                                                 ==========    ==========

SUPPLEMENTARY CASH FLOWS INFORMATION

  Interest paid                                                  $   12,621    $   19,821
                                                                 ==========    ==========

  Income taxes paid                                              $        0    $  133,432
                                                                 ==========    ==========

  Income taxes refunded                                          $  532,375    $   59,075
                                                                 ==========    ==========

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

  Issuance of employee stock options                             $        0    $    1,250
                                                                 ==========    ==========

  Purchase of equipment through seller financing                 $        0    $   21,338
                                                                 ==========    ==========

  Issuance of common stock and related other receivable          $   75,000    $        0
                                                                 ==========    ==========

See notes to financial statements.
--------------------------------------------------------------------------------
                           6        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

              Cimnet, Inc. (the Company) is in the business of the development, sale and maintenance of computer integrated manufacturing software. The Company also is engaged in the resale of hardware that is incidental to the operation of its software products. The Company's software is a manufacturing execution system, which enables factories to monitor work flows and manufacturing processes. The Company's office is located in Robesonia, Pennsylvania, and the Company has sales throughout the United States and abroad. Approximately 86% and 82% of the sales for the years ended December 31, 2003 and 2002, respectively, were throughout the United States. Credit is granted on terms that the Company establishes for individual customers.

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

--------------------------------------------------------------------------------
                           7        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (continued)

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

              Securities

                  Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time but not necessarily to maturity. Securities available for sale are carried at fair value. Unrealized gains or losses are included in other comprehensive income. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings.

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

              Other Assets

                  The Company is accounting for its 25% investment in Reading Air Charter, LLC (RAC) by the equity method of accounting and has included this amount in other assets at December 31, 2003 and 2002. Under this method, the net income of RAC is recognized as income in the Company's income statements and added to the investment account, and distributions received from RAC are treated as a reduction of the investment account. Allocation of RAC's profits is governed by a Partnership Agreement, although it is generally based on the ownership percentage of each of the partners. RAC's operations for the periods ended December 31, 2003 and 2002 were not material.

--------------------------------------------------------------------------------
                           8        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Other Assets (Continued)

                  Concurrent with entering this investment, the Company acquired a 25% interest in an aircraft that is leased to RAC (see Note
                  9).

              Goodwill

                  Effective as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. The Company was also required to complete a transitional impairment test within six months from the date of adoption. During the second quarter of 2002, the Company completed the transitional impairment test. The estimated fair value of the Company exceeded its book value. As a result, no write-down of goodwill was required as of January 1, 2002. Additionally, such a review must be performed on an annual basis and, based upon such review, management determined that no write-down of goodwill was required as of December 31, 2003 and 2002.

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

--------------------------------------------------------------------------------
                           9        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Stock Based Compensation

                  The Financial Accounting Standards Board's SFAS No. 123, "Accounting for Stock-Based Compensation," contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Stock compensation expense and sales discounts recognized for nonemployee legal and consulting services and customer purchases totaled $47,000 and $77,918 for the years ended December 31, 2003 and 2002, respectively.

                  SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." The Company accounts for its employee stock option plans under APB Opinion No. 25. Compensation expense recognized for stock options issued to employees with an exercise price less than the fair market value of the related common stock amounted to $80,374 and $80,367 for the years ended December 31, 2003 and 2002, respectively. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

                  Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                                            2003                   2002
                                                                        ------------            ----------
                  Net loss:

                    As reported                                         $ (2,052,396)           $ (789,254)
                    Add stock based employee compensation expense
                      included in reported net loss, net of related
                      tax effects                                             80,374                80,367
                    Deduct total stock-based employee compensation
                      expense determined under fair value based
                      method for all awards, net of related tax
                      effect                                                (259,523)             (234,805)
                                                                        ------------            ----------
                    Pro forma                                           $ (2,231,545)           $ (943,692)
                                                                        ============            ==========

                  Net income per share of common stock, basic:
                     As reported                                        $      (0.35)           $    (0.15)
                     Pro forma                                          $      (0.37)           $    (0.17)

                  Net income per share of common stock, diluted:
                     As reported                                        $      (0.35)           $    (0.15)
                     Pro forma                                          $      (0.37)           $    (0.17)

--------------------------------------------------------------------------------
                          10        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Stock Based Compensation (Continued)

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2003 and 2002: dividend yield of 0% for both years, expected volatility of 87% and 94%, the average risk-free interest rate of 2.99% and 2.89% for 2003 and 2002; and expected lives of
                  6.83 years for the directors and 7.0 years for consulting options, in 2003 and 2002, respectively.

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

              Advertising Costs

                  The Company expenses the cost of advertising the first time advertising takes place. Advertising expense for the years ended December 31, 2003 and 2002 was $45,880 and $269,988, respectively.

--------------------------------------------------------------------------------
                          11        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                                                      2003          2002
                                                                                   ---------     ----------

                  Unrealized holding gains (losses) arising during the year        $  64,879     $ (309,528)
                  Reclassification adjustment for (gains) losses realized in
                    net income                                                       176,006        (83,387)
                                                                                   ---------     ----------

                  Net unrealized gains (losses)                                      240,885       (392,915)

                  Tax effect                                                               0         (8,846)
                                                                                   ---------     ----------

                    Net of Tax Amount                                              $ 240,885     $ (401,761)
                                                                                   =========     ==========

              Recently Issued Accounting Standards

                  In November 2002, the Financial Accounting Standards Board
                  (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. Under FIN 45, the Company has a guarantee that requires disclosure and is discussed in Note 13. Adoption of FIN 45 did not have a significant impact on the Company's financial condition or results of operations.

--------------------------------------------------------------------------------
                          12        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Recently Issued Accounting Standards (Continued)

                  In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 was revised in December 2003. This Interpretation provides new guidance for the consolidation of variable interest entities
                  (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after December 31, 2003. The consolidation requirements apply to companies that have interests in special purpose entities for periods ending after December 15, 2003. Consolidation of other types of VIEs is required in financial statements for periods ending after December 15, 2004. The adoption of this Interpretation did not have and is not expected to have an impact on the Company's financial condition or results of operations.

                  In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective dates. Adoption of this standard did not have an impact on the Company's financial condition or results of operations.

                  In May 2003, the Financial Accounting Standards Board issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have an impact on the Company's financial condition or results of operations.

--------------------------------------------------------------------------------
                          13        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 3 - SECURITIES

                  The amortized cost and approximate fair value of securities as of December 31, 2003 and 2002 is summarized as follows:

                                                                     Gross            Gross
                                                                   Unrealized       Unrealized           Fair
                                               Amortized Cost        Gains            Losses             Value
                                               --------------      ----------       ----------           -----
          December 31, 2003
            Securities available for
              sale, equity securities            $ 375,497          $     0         $ (174,481)        $ 201,016
                                                 =========          =======         ==========         =========

          December 31, 2002
            Securities available for
              sale, equity securities            $ 624,964          $     0        $ (415,366)         $ 209,598
                                                 =========          =======        ==========          =========

                  The gross realized gains on sales of available for sale securities totaled $-0- and $83,387 for the years ended December 31, 2003 and 2002, respectively. The gross realized losses on sales of available for sale securities totaled $176,006 and $-0- for the years ending December 31, 2003 and 2002, respectively.

                  All of the Company's equity securities (consisting of common shares of one company) at December 31, 2003, have been in a continuous unrealized loss position of twelve months or more. Based upon a review of these equity securities, the Company believes that the holding losses are not other than temporary at this time. There will, however, continue to be reviews and evaluations conducted in the future as events and circumstances change.

NOTE 4 - PROPERTY AND EQUIPMENT

                  Property and equipment consisted of the following at December 31, 2003 and 2002:

                                                               2003                 2002               Estimated
                                                                                                     Useful Lives
                                                             -----------          -----------        ------------
         Furniture, fixtures and equipment                   $   700,572          $   690,958        3 - 10 years
         Aircraft - 25% interest                                 328,900              328,900          7 years
         Leasehold improvements                                  314,150              314,150        7 - 40 years
         Computer software                                        55,026               55,026          3 years
                                                             -----------          -----------
                                                               1,398,648            1,389,034

         Accumulated depreciation and amortization              (822,783)            (680,304)
                                                             -----------          -----------
                                                             $   575,865          $   708,730
                                                             ===========          ===========

         Depreciation and amortization related to property and equipment amounted to $142,479 and $141,442 for the years ended December 31, 2003 and 2002, respectively.

--------------------------------------------------------------------------------
                          14        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5 - INCOME TAXES

         The benefit for income taxes for the years ended December 31, 2003 and 2002 was as follows:

                                             2003                  2002
                                          ----------            ----------
              Federal:
                 Current                  $ (233,785)           $ (707,830)
                 Deferred                    197,428                  (240)
                                          ----------            ----------
                                          $  (36,357)           $ (708,070)
                                          ==========            ==========

                  A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

                                                                2003               2002
                                                             ----------         ----------
              Pretax at statutory rate                       $ (710,176)        $ (509,090)
              State taxes, net of federal benefit              (180,884)           (75,754)
              Benefit of research and development credits             0           (143,414)
              Valuation allowance                               906,248             75,754
              Other                                             (51,545)           (55,566)
                                                             ----------         ----------
                                                             $  (36,357)        $ (708,070)
                                                             ==========         ==========

                  Income tax expense includes $-0- and $32,854 in 2003 and 2002, respectively, of income tax expense related to net realized securities gains.

                  The net deferred tax asset for the years ended December 31, 2003 and 2002 consists of the following:

                                                                2003               2002
                                                             ----------         ----------
          Deferred tax assets:

            Deferred stock compensation                      $  262,192         $  230,524
            Allowance for doubtful accounts                       6,707             21,076
            Accrued vacation                                     17,938             20,393
            Net operating loss carryforward                     743,713             75,754
                                                             ----------         ----------
                                                              1,030,550            347,747

            Valuation allowance                                (982,002)           (75,754)
                                                             ----------         ----------

              Total Deferred Tax Asset                           48,548            271,993

          Deferred tax liabilities,
            depreciation expense                                (48,548)           (74,565)
                                                             ----------         ----------

              Net Deferred Tax Asset                         $        0         $  197,428
                                                             ==========         ==========

--------------------------------------------------------------------------------
                          15        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 5 - INCOME TAXES (CONTINUED)

                  The Company increased the valuation allowance by $906,248 during 2003, based upon the 2003 results of operations. At December 31, 2003, the Company has a federal net operating loss carryforward of approximately $1,200,000 for which a deferred tax asset was recorded, with a corresponding valuation allowance. This net operating loss carryforward expires in 2023. At December 31, 2003, the Company has state net operating loss carryforwards of approximately $3,400,000 for which a deferred tax asset was recorded, with a corresponding valuation allowance. The state net operating loss carryforwards expire in 2022 and 2023.

                  The deferred tax amounts mentioned above have been classified on the accompanying balance sheets as of December 31, 2003 and 2002 as follows:

                                                             2003       2002
                                                            ------    ---------

                  Deferred tax assets, current              $    0    $ 271,993
                  Deferred tax liability, noncurrent             0      (74,565)
                                                            ------    ---------
                                                            $    0    $ 197,428
                                                            ======    =========

NOTE 6 - LINE OF CREDIT

                  The Company has a $500,000 line of credit with a bank. Interest is payable monthly at the bank's prime interest rate plus .50%. The balance of outstanding borrowings was $331,000 at December 31, 2003. The line of credit expires on April 30, 2004. The line of credit is collateralized by a first lien security interest in all business assets and an unlimited personal guarantee of a shareholder. This line includes a financial covenant that requires the Company to maintain a certain tangible net worth. The Company was not in compliance with this covenant at December 31, 2003, however, a waiver of this covenant was obtained from the bank.

                  The Company had a $300,000 line of credit with a bank available at December 31, 2002. There were no outstanding borrowings at December 31, 2002. This line of credit expired on May 31, 2003. The Company did not renew this line of credit.

--------------------------------------------------------------------------------
                          16        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 7 - LONG-TERM DEBT

                  Long-term debt consisted of the following at December 31, 2003 and 2002:

                                                                               2003              2002
                                                                             ---------         ---------
         Note payable, representing 25% of an obligation
           outstanding, secured by an aircraft, payable in fixed
           monthly installments of $4,381 including interest at
           3.04% plus a variable per annum rate equal to the rate
           listed for "1-Month" Commercial Paper (4.04% at
           December 31, 2003) through August 2008                            $ 177,871         $ 222,106
         Note payable, secured by equipment, payable in fixed monthly principal installments of $889 plus interest at the
           bank's prime rate plus 0.5% (4.50% at December 31, 2003)
           through October 2004                                                  8,901            19,570
         Debt repaid during 2003                                                     0             1,036
                                                                             ---------         ---------
                                                                               186,772           242,712

         Current portion                                                       (59,067)          (55,479)
                                                                             ---------         ---------
                                                                              $127,705         $ 187,233
                                                                              ========         =========

                  The future minimum payments required on the notes payable at December 31, 2003 are as follows:

                  2004                         $  59,067
                  2005                            48,293
                  2006                            50,281
                  2007                            29,131
                                               ---------
                                               $ 186,772
                                               =========

--------------------------------------------------------------------------------
                          17        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 8 - EARNINGS PER SHARE

                  The Company's calculation of earnings per share is as follows:

                                                                                 December 31,
                                                                        -----------------------------
                                                                          2003                 2002
                                                                        ------------      -----------
                  NET LOSS                                              $ (2,052,396)     $  (789,254)
                      Preferred stock dividends                              (80,000)         (80,000)
                       Preferred stock discount accretion                    (44,678)         (44,678)
                                                                        ------------      -----------
                   NET LOSS APPLICABLE TO COMMON STOCKHOLDERS           $ (2,177,074)     $  (913,932)
                                                                        ============      ===========

                  AVERAGE BASIC SHARES OUTSTANDING                         6,317,653        6,290,627
                       Assumed conversion of preferred stock                       0                0
                       Effect of dilutive options and warrants                     0                0
                                                                        ------------      -----------
                  AVERAGE DILUTED SHARES OUTSTANDING                       6,317,653        6,290,627
                                                                        ============      ===========

                  NET LOSS PER COMMON SHARE

                       Basic                                            $      (0.35)     $     (0.15)
                                                                        ============      ===========

                       Diluted                                          $      (0.35)     $     (0.15)
                                                                        ============      ===========

                  A total of 1,677,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the year ended December 31, 2003.

                  A total of 1,602,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the year ended December 31, 2002.

NOTE 9 - RELATED PARTY TRANSACTIONS

                  The Company is affiliated with High Printing and Graphics, Inc. The Company's President owns a 50% interest in High Printing and Graphics, Inc. During the years ended December 31, 2003 and 2002, the Company conducted transactions with the related party which were immaterial, both individually and in the aggregate.

                  The Company rents space from the Company's stockholders on a month-to-month basis. Rent expense for 2003 and 2002 relating to this arrangement was $120,000.

--------------------------------------------------------------------------------
                          18        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

                  The Company owns a 25% interest in Reading Air Charter, LLC
         (RAC). During the years ended December 31, 2003 and 2002, the Company leased to RAC its portion of an aircraft for total rental income of $52,565 for each year.

                  The Company pays RAC a monthly fee for the use of RAC's services. Total fees paid to RAC during 2003 and 2002 were $78,000 per year.

NOTE 10 - EMPLOYEE DEFERRED SALARY PLAN

                  The Company has an employee savings plan subject to the provisions of Section 401(k) of the Internal Revenue Code. Under the terms of the Plan, the Company will match 25% of the participant's contribution, up to 6% of the participant's compensation. The total Company contributions included in the statements of operations for the years ended December 31, 2003 and 2002 were $31,757 and $32,654, respectively.

NOTE 11 - STOCKHOLDERS' EQUITY

                  In January 2001, the Company entered into a two-year agreement with a marketing firm in which a total of 400,000 stock warrants were issued. The agreement called for 16,667 warrants to vest per month at an exercise price of $0.25 per share. 200,000 warrants were vested at December 31, 2001 and each of these warrants are exercisable for one share of common stock at an exercise price of $0.25 per share. During 2002, the Company amended this marketing agreement whereby the remaining 200,000 warrants vested on January 1, 2003 and each of these warrants are exercisable for one share of common stock at an exercise price of $2.00 per share. The weighted-average fair value of warrants vesting in 2003 and 2002 was $0.26. The grant date fair value of the warrants issued during 2001 was $0.50 per warrant. No warrants were granted during 2003. Total marketing expense related to the vested warrants amounted to $52,000 for the year ended December 31, 2002. The warrants that vested during 2001 were exercised on November 6, 2003. As a result, 161,538 shares of common stock were issued and 38,462 warrants were forfeited. The warrants that vested on January 1, 2003 expire on January 1, 2008.

                  In August 2001, the Company issued 746,965 shares of its Series A Convertible Preferred Stock and 300,000 Common Stock Purchase Warrants for $1,000,000. Approximately $134,000 of the $1,000,000 purchase price has been allocated to the fair value of the warrants, generating a discount on preferred stock that is being accreted over a period of three years. Such accretion was $44,678 for the years ended December 31, 2003 and 2002, respectively. The warrants are exercisable at the fair market value of the Company's stock on the vesting dates. 100,000 warrants vested immediately and were exercised for $133,000. 100,000 warrants vested on January 1, 2002 and the remaining 100,000 warrants vested on January 1, 2003. These warrants are exercisable at $2.00 and $1.75 per warrant for the warrants that vested on January 1, 2002 and 2003, respectively. The warrants expire three years from date of issuance. Net sales for the year ended December 31, 2002 include additional income of $55,000 for sales discounts relating to the change in the fair value of the warrants that vested on January 1, 2003, from the fair value calculated on the date of issuance.

--------------------------------------------------------------------------------
                          19        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED)

                  Each of the preferred shares is convertible into shares of the Company's common stock at a conversion price of $1.33875, subject to certain anti-dilution adjustments. The holders of the Series A Preferred Shares are entitled to receive an annual cumulative dividend on each share of the Series A Preferred Shares equal to 8% of the Issuance Price ($1.33875) payable quarterly on the fifteenth day following the end of each fiscal quarter, in kind, in the form of additional shares of the Series A Preferred Stock, or at the election of the Company in cash; provided, however, that dividends on the Series A Preferred Shares: will cease to accrue and will not be payable for any year during which the Fair Market Value (as defined) of the Common Stock, as of the anniversary date of August 17, increases by an amount equal to or greater than 8% over the Fair Market Value of the Common Stock as of the preceding August 17 and will permanently cease to accrue, and dividends accrued and unpaid with respect to any partial dividend period prior to such date will not be payable, if the Fair Market Value of the Common Stock, at any time after the effectiveness date of the initial registration covering the public resale of the shares of Common Stock issuable upon the exercise of the Series A Preferred Shares equals or exceeds the average Closing Price (as defined) multiplied by 2 for the 25 day period following the effective date of the Initial Registration. For the year ended December 31, 2003 and 2002, dividends in the amount of $80,000 were accrued related to the Series A Preferred Shares outstanding. At December 31, 2003 and 2002, the per share amount of dividends in arrearages amounted to $0.25 and $0.14, respectively.

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

                  (c) To elect one member of the Company's Board of Directors so long as not less than 375,000 shares of the Series A Preferred Stock are issued and outstanding; and

                  (d) The Company agrees that it shall not take any of the following actions without affirmative vote of the holders of the majority of the Series A Preferred Stock: issue any further preferred shares or other securities of the Company with the liquidation rights equal to or superior to those of the outstanding Series A Preferred Stock, or amend the Certificate of Designation in any manner that would directly and adversely affect the Series A Preferred Stock.

--------------------------------------------------------------------------------
                          20        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 11 - STOCKHOLDERS' EQUITY (CONTINUED)

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

                  In December 2003, the Company entered into an agreement with its outside legal counsel in which 100,000 shares of common stock and 100,000 stock warrants were issued at a cost of $75,000. These warrants are exercisable at any time on or after January 1, 2004 and on or prior to close of business on December 31, 2013, at an exercise price of $1 per share of common stock. During January 2004, the Company realized the $75,000 receivable that was outstanding on this transaction at December 31, 2003.

NOTE 12 - STOCK OPTION PLAN

                  During 2002, the stockholders approved the adoption of the 2002 stock option plan (the 2002 Plan). The purpose of the 2002 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of the Company may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants and independent contractors. A total of 1,300,000 shares of common stock have been made available. The options under this plan vest as dictated in the individual stock option agreements and expire five years from date of grant for a 10% stockholder and ten years from date of grant for all others. During 2003, 155,000 options have been granted under this Plan, all of which were granted at market value. No options were granted during 2002.

                  0 During 1999, the stockholders approved the adoption of the 1999 stock option plan (the 1999 Plan). The purpose of the 1999 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of the Company may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants and independent contractors. A total of 1,300,000 shares of common stock have been made available. The options under this Plan vest over a five-year period, in 20% increments on each successive anniversary of the date of the grant, with varying expiration dates.

                  At December 31, 2003, 1,162,500 options have been granted under the 1999 plan of which 737,500 have been granted below market price and for which 140,000 options have been exercised through December 31, 2003. At December 31, 2002, 1,142,500 options were granted, of which 737,500 had been granted below market price. Compensation expense related to these options was $80,374 and $80,367 for employees and directors, and $47,000 and $25,918 for legal counsel for the years ended December 31, 2003 and 2002, respectively.

--------------------------------------------------------------------------------
                          21        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 12 - STOCK OPTION PLAN (CONTINUED)

                  A summary of the status of the Company's stock option plans as of December 31, 2003 and 2002 is presented below:

                                                              2003                               2002
                                                   --------------------------          --------------------------
                                                                     Weighted                            Weighted
                                                                      Average                            Average
                                                                     Exercise                            Exercise
                                                    Shares             Price           Shares             Price
                                                   ---------         --------         ---------          --------
Outstanding, beginning of year                     1,002,500          $ 1.11            980,000           $ 1.09
  Granted                                            175,000            0.69             32,500             1.42
  Exercised                                                0            0.00            (10,000)           (0.05)
                                                   ---------          ------          ---------           ------

Outstanding, end of year                           1,177,500          $ 1.05          1,002,500           $ 1.11
                                                   =========          ======          =========           ======

Options exercisable at year-end                      886,594          $ 1.08            595,366           $ 1.11
                                                   =========          ======          =========           ======

Weighted average fair value of options
  granted during the year                                             $ 0.47                              $ 0.50
                                                                      ======                              ======

                  The following table summarizes information about options outstanding at December 31, 2003 and 2002:

                                      2003                                                            2003
                               Options Outstanding                                             Options Exercisable
--------------------------------------------------------------------------------      -------------------------------------
                           Number               Remaining            Weighted              Number               Weighted
   Ramge of            Outstanding at        Contractual Life         Average           Outstanding at          Average
Exercise Prices      December 31, 2003           (Years)          Exercise Price      December 31, 2003      Exercise Price
---------------      -----------------       ----------------     --------------      -----------------      --------------
     $0.05                   185,000                3.96              $0.05                   149,333              $0.05
 $0.57 - $0.90               180,000                4.94               0.61                    73,970               0.62
 $0.91 - $1.50               612,500                3.90               1.17                   513,291               1.17
 $1.51 - $2.00               200,000                4.25               2.00                   150,000               2.00
                     ---------------                                                  ---------------
                           1,177,500                                                          886,594
                     ===============                                                  ===============

--------------------------------------------------------------------------------
                          22        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

CIMNET, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 12 - STOCK OPTION PLAN (CONTINUED)

                                      2003                                                            2003
                               Options Outstanding                                             Options Exercisable
--------------------------------------------------------------------------------      -------------------------------------
                           Number               Remaining            Weighted               Number              Weighted
   Range of            Outstanding at        Contractual Life         Average           Outstanding at          Average
Exercise Prices      December 31, 2002           (Years)          Exercise Price      December 31, 2002      Exercise Price
---------------      -----------------       ----------------     --------------      -----------------      --------------
     $0.05                   185,000                4.96              $0.05                   106,700              $0.05
 $0.60 - $0.90                25,000                5.60               0.72                    13,840               0.70
 $0.91 - $1.50               592,500                4.89               1.15                   366,426               1.18
 $1.51 - $2.00               200,000                5.25               2.00                   108,400               2.00
                     ---------------                                                  ---------------
                           1,002,500                                                          595,366
                     ===============                                                  ===============

NOTE 13 - COMMITMENTS AND CONTINGENCIES

                  The Company leases various office equipment and a vehicle which are classified as operating leases. The minimum rental payments under these operating leases, which expire during 2004, amount to $18,575 for the year ending December 31, 2004.

                  During 2001, the Company obtained a 25% interest in an aircraft and assumed 25% of the related outstanding debt (Note 7). The Company is jointly and severably liable for the total outstanding debt should the other 75% of the aircraft ownership fail to honor their obligations. The total amount outstanding on this obligation was $711,484 and $888,424 at December 31, 2003 and 2002, respectively.

                  Total rental expense under all leases for the years ended December 31, 2003 and 2002 was $143,831 and $156,845, respectively.

                  Cimnet, Inc. is involved in ordinary and routine litigation incidental to its business. The Company is not party to any pending legal proceedings that, in the opinion of management, would have a material adverse effect on the results of its operations or financial position.

NOTE 14 - CONCENTRATION OF RISK

                  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash which may, at times, exceed FDIC limits and trade accounts receivable.

                  During 2003, the Company had sales to one customer totaling $567,434 of which $65,948 was outstanding at December 31, 2003. During 2002, the Company had sales to one customer totaling $1,391,831 of which $112,565 was outstanding at December 31, 2002. No other significant concentrations existed at December 31, 2003 and 2002.

--------------------------------------------------------------------------------
                          23        Beard Miller Company LLP
                                    Certified Public Accountants and Consultants

                                    SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: Robesonia, Pennsylvania
       March 30, 2004

                                      CIMNET(R), INC.

                                      By: /s/ John D. Richardson
                                          --------------------------------------
                                          John D. Richardson
                                          Chairman of the Board, Chief Executive
                                          Officer and Chief Accounting Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                 Title                     Date
---------                                 -----                     ----

/s/ John D. Richardson    Chairman of the Board, Chief Executive    March 30, 2004
----------------------    Officer and Chief Accounting Officer
John D. Richardson


/s/ William Nyman         Director and Vice President               March 30, 2004
----------------------    of Integration Services
William Nyman


/s/ David Birk            Director                                  March 30, 2004
----------------------
David Birk


/s/ Karl Gerhart          Director                                  March 30, 2004
----------------------
Karl Gerhart