Form 10QSB
period 2004-03-31
CIMNET INC/PA
filed 2004-05-17
CIK 1035901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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


         Issuer's telephone number, including area code: (610) 693-3114
                                                         --------------

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

The Company has 6,553,859 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2004.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1   Financial Statements
         Balance Sheets                                                       1
         Statements of Operations                                             2
         Statements of Cash Flows                                             3
         Notes to Financial Statements                                        4

Item 2   Management's Discussion and Analysis or Plan of Operations           7

Item 3   Controls and Procedures                                              9

PART II - OTHER INFORMATION
---------------------------

Item 1   Legal Proceedings                                                   10

Item 2   Changes in Securities and Purchases of Equity Securities            10

Item 3   Defaults Upon Senior Securities                                     10

Item 4   Submission of Matters to Vote of Securities Holders                 10

Item 5   Other Information                                                   10

Item 6   Exhibits and Reports on Form 8-K                                    10

Signatures                                                                   11

Exhibit 31                                                                   12

Exhibit 32                                                                   13


ITEM 1. FINANCIAL STATEMENTS

                                  CIMNET, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                                      March 31,     December 31,
                                                                        2004            2003
                                                                    ------------    ------------
                                                                    (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                         $    317,145    $    137,641
  Available for sale securities                                                0         201,016
  Accounts receivable, net of allowance of $ 13,795
   at March 31, 2004 and $17,022 at December 31, 2003                    263,878         333,108
  Other Receivables                                                           --          75,000
  Inventories                                                             89,082          94,841
  Prepaid expenses                                                        48,188          57,254
  Income taxes receivable                                                266,103         266,103
                                                                    ------------    ------------

         Total Current Assets                                            984,396       1,164,963

PROPERTY AND EQUIPMENT, NET                                              549,350         575,865
GOODWILL                                                               2,364,145       2,364,145
OTHER ASSETS                                                              84,500          77,500
                                                                    ------------    ------------

                                                                    $  3,982,391    $  4,182,473
                                                                    ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit                                                    $    347,000    $    331,000
  Current portion of long-term debt                                       61,907          59,067
  Accounts payable                                                        48,130         103,287
  Accrued expenses                                                        60,150          68,968
  Accrued income taxes                                                        --          19,077
  Dividends payable on preferred stock                                   206,000         186,000
  Deferred income                                                        987,792         965,977
                                                                    ------------    ------------

         Total Current Liabilities                                     1,710,979       1,733,376

LONG-TERM DEBT, NET OF CURRENT PORTION                                   111,403         127,705
                                                                    ------------    ------------

                                                                       1,822,382       1,861,081
                                                                    ------------    ------------
STOCKHOLDERS' EQUITY
  Common stock, 15,000,000 shares authorized at
   $.0001 par value; 6,553,859 shares issued
   and outstanding at March 31, 2004 and December 31, 2003                   655             655
  Preferred stock, $.0001 8% cumulative convertible;
   5,000,000 shares authorized; 746,965 shares issued and
   outstanding at March 31, 2004 and December 31, 2003                        75              75
  Paid-in capital                                                      5,568,928       5,557,761
  Accumulated deficit                                                 (3,364,286)     (3,002,737)
  Accumulated other comprehensive loss                                        --        (174,481)
  Deferred stock compensation                                            (45,363)        (59,881)
                                                                    ------------    ------------
                                                                       2,160,009       2,321,392
                                                                    ------------    ------------
                                                                    $  3,982,391    $  4,182,473
                                                                    ============    ============

                                  CIMNET, INC.
                            STATEMENTS OF OPERATIONS

                                                          Three Months
                                                         Ended March 31,
                                                   --------------------------
                                                      2004           2003
                                                   -----------    -----------
                                                           (Unaudited)
NET SALES                                          $   722,878    $   842,967

COST OF GOODS SOLD                                     122,212         45,833
                                                   -----------    -----------

         Gross Profit                                  600,666        797,134
                                                   -----------    -----------
OPERATING EXPENSE
   Selling, general and administrative                 506,634        605,113
   Research and development                            314,391        460,112
                                                   -----------    -----------

                                                       821,025      1,065,225
                                                   -----------    -----------

         Operating Loss                               (220,359)      (268,091)
                                                   -----------    -----------
NONOPERATING INCOME (EXPENSE)
   Interest income (expense), net                       (8,029)         2,748
   Loss on Sale of Available for Sale Securities      (115,135)             0
   Other income                                         13,141         13,141
                                                   -----------    -----------

                                                      (110,023)        15,889
                                                   -----------    -----------

         Loss before Income Tax Benefit               (330,382)      (252,202)

INCOME TAX BENEFIT                                           0        (95,322)
                                                   -----------    -----------

         Net Loss                                  $  (330,382)   $  (156,880)
                                                   ===========    ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED      $     (0.06)   $     (0.03)
                                                   ===========    ===========


                                  CIMNET, INC.
                            STATEMENTS OF CASH FLOWS

                                                                       Three Months
                                                                      Ended March 31,
                                                               ---------------------------
                                                                   2004           2003
                                                               ------------   ------------
                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $   (330,382)  $   (156,880)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and Amortization                                   27,585         35,163
     Provision for doubtful accounts                                 (3,227)       (18,361)
     Loss on sale of available for sale securities                  115,135             --
     Provision for deferred income taxes                                 --        (82,724)
     Stock options, employees                                        14,518         20,118
     (Increase) decrease in assets:
        Accounts receivable                                         147,457        385,896
        Inventories                                                   5,759         (1,611)
        Prepaid expenses                                              9,066        (11,068)
        Income taxes receivable                                          --         26,335
     Increase (decrease) in liabilities:
        Accounts payable                                            (55,157)        25,475
        Accrued expenses                                             (8,818)        (4,018)
        Accrued income taxes                                        (19,077)             0
        Deferred income                                              21,815       (121,268)
                                                               ------------   ------------

         Net Cash Provided by (Used in) Operating Activities        (75,326)        97,057
                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in Limited Partnership                                  (7,000)             0
  Purchase of property and equipment                                 (1,070)        (2,552)
  Proceeds from the sale of available for sale securities           260,362             --
                                                               ------------   ------------

         Net Cash Provided by (Used in) Investing Activities        252,292         (2,552)
                                                               ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowing on line of credit                                    16,000             --
  Principal payments on long-term borrowings                        (13,462)       (14,042)
                                                               ------------   ------------
         Net Cash Provided by (Used in) Financing Activities          2,538        (14,042)
                                                               ------------   ------------

         Net Increase in Cash and Cash Equivalents                  179,504         80,463

CASH AND CASH EQUIVALENTS - BEGINNING                               137,641        117,825
                                                               ------------   ------------

CASH AND CASH EQUIVALENTS - ENDING                             $    317,145   $    198,288
                                                               ============   ============

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation no. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51 ("FIN 46"). FIN 46 was revised by FIN 46(R) in December 2003. It requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) is effective for all entities subject to this interpretation no later than the end of the first period that ends after March 15, 2004. The Company has reviewed the applicability of FIN 46(R) and does not currently have any entities that require consolidation under this pronouncement.

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


                                  Cimnet, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 3 - NET LOSS PER COMMON SHARE (CONTINUED)

         The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended March 31, 2004 is as follows:

                                                                 Weighted
                                                                 Average
                                                 Income           Shares       Per Share
                                               (Numerator)     (Denominator)    Amount
                                               ------------      ---------   ------------
   Basic and diluted earnings per share:
     Net loss                                  $   (330,382)
     Preferred stock dividends                      (20,000)
     Accretion of preferred stock discount          (11,167)
                                               ------------

     Net loss available to common
         stockholders                          $   (361,549)     6,553,859   $      (0.06)
                                               ============   ============   ============

         A total of 1,677,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

         The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended March 31, 2003 is as follows:

                                                                 Weighted
                                                                 Average
                                                 Income           Shares       Per Share
                                               (Numerator)     (Denominator)    Amount
                                               ------------      ---------   ------------
   Basic and diluted earnings per share:
     Net loss                                  $   (156,880)
     Preferred stock dividends                      (20,000)
     Accretion of preferred stock discount          (11,169)
                                               ------------

     Net loss available to common
         stockholders                          $   (188,049)     6,292,321   $      (0.03)
                                               ============   ============   ============

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


NOTE 4 - STOCK OPTION PLAN

         The Company accounts for its stock options under APB Option 25. Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                                Three Months Ended
                                                                    March 31,
                                                           ---------------------------
                                                               2004           2003
                                                           ------------   ------------
  Net loss available to common stock holders:
    As reported                                            $   (330,382)  $   (156,880)
    Add stock-based employee compensation
      expense included in reported net loss, net
      of related tax effects                                     14,518         20,118
    Deduct total stock-based employee
      compensation expense determined under
      fair value based method for all awards, net
       of related tax effect                                    (49,144)       (62,577)
                                                           ------------   ------------

    Pro Forma                                              $   (365,008)  $   (199,339)
                                                           ============   ============
  Net loss per share of common stock, basic and diluted:
    As reported                                            $      (0.06)  $      (0.03)
    Pro forma                                              $      (0.06)  $      (0.03)

NOTE 5 - INCOME TAXES

         No benefit for income taxes was recorded for the three months ended March 31, 2004. In contrast, a $95,322 benefit for income taxes was recognized for the three months ended March 31, 2003. The change is primarily due to the Company recording a net operating loss for 2002 and 2003 and the first three months of 2004. Accordingly, due to the increased uncertainty as to the Company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods, such benefits have been fully reserved at March 31, 2004

NOTE 6 - COMPREHENSIVE LOSS

         Total comprehensive loss was $(155,901) and $(158,621) for the three months ended March 31, 2004 and 2003, respectively. Comprehensive loss differed from net income for the three months ended March 31, 2004 and 2003 primarily as a result of changes in the unrealized gains and losses on the Company's available for sale securities and reclasses resulting from the sale of the Company's available for sale securities.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         During 2001, the Company obtained and recorded a 25% interest in an aircraft and assumed and recorded 25% of the related outstanding debt. The Company is jointly and severably liable for the total outstanding debt should the other 75% of the aircraft ownership fail to honor their obligations. The total amount outstanding on this obligation was $668,308 at March 31, 2004. This loan is payable monthly with interest at 3.04% plus a variable per annum rate equal to the rate listed for "1- month" Commercial Paper, and matures in August 2008.

         On January 23, 2004 the Company entered into a Technology License Agreement with ADROIT Technologies', a South African Company. That agreement was amended and restated on March 17, 2004. As a result, the Company will obtain an irrevocable license to market ADROIT's VIZNET software, including the right to sub-license this product to third parties. The Company is required to pay ADROIT $100,000 after the Company obtains a beta version of the VIZNET software. This agreement will remain in effect for 5 years from the date of closing. CIMNET may renew annually for a fee of $50,000 per year subsequent to the initial five year period.

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

RESULTS OF OPERATIONS- THREE MONTHS ENDED MARCH 31, 2004

         Net sales for the three months ended March 31, 2004 decreased by 14.2% or $120,089 versus net sales for the three months ended March 31, 2003. During the three months ended March 31, 2004, $121,575 of deferred revenue from 2003 was recognized as income, as opposed to $484,960 of deferred revenue from 2002 being recognized as revenue during the three months ended March 31, 2003. Excluding the deferred revenues recognized on billings from the previous years, a 68.0% increase in net sales was realized by the Company for the three months ended March 31, 2004 over the same period in 2003. Net sales exclusive of deferred revenues, for the three months ended March 31, 2004 were $601,303 as opposed to $358,007 for the three months ended March 31, 2003, an increase of $243,296.

         Cost of goods sold for the first three months of 2004 was $122,212 or 16.9% of net sales compared to $45,833 or 5.4% of net sales for the same period in 2003, an increase of $76,329 or 166.6%. This increase is attributable to 2004 hardware sales increasing by 66.5%. Also, $27,314 of commissions earned by third party vendors were classified in cost of goods sold as finders' fees in 2004, as opposed to $12,375 in commissions classified as a direct reduction to sales in 2003.

         Gross profit for the first three months of 2004 was $600,666, compared to $797,134 for the first three months of 2003, a decrease of $196,468 or 24.6%. This decrease is primarily due to only $121,575 of deferred revenue from 2003 being recognized as income in 2004, as opposed to $484,960 of deferred revenue from 2002 being recognized as income in the 2003.

         Selling, general and administrative expenses for the first three months of 2004 were $506,634 or 70.0% of net sales, compared to $605,113 or 71.8%
      of net sales in 2003, a decrease of $98,479 or 16.2%. Specifically, the decrease was attributable to a decrease of $98,514 in salaries due to a decrease in the number of employees.

         Research and development costs for the first three months of 2004 were $314,391 or 43.5% of net sales compared to $460,112 or 54.6% of net sales in 2003. This is primarily due to a decrease in employees in 2004 and due to the Company not utilizing any contract employees for research and development purposes during 2004. Specifically salaries decreased by $112,291 in 2004 due to the decrease in the number of employees. Other research and development expenses also decreased compared to 2003. This decrease was due to discontinuation of third party contracted developers employed through an outside agency.

         Loss from operations for the three months ended March 31, 2004 was $220,359 compared to a loss of $268,091 for the three months ended March 31, 2003, a decrease of $47,732. This decrease is predominantly due to the previously discussed decrease in operating expenses.

         Net interest expense for the first three months of 2004 was $8,029 or 1.1% of net sales, compared to net interest income of $2,748 or 0.3% of net sales for the first three months of 2003. This $10,777 change is attributable to the interest paid on the outstanding line of credit balance during first three months of 2004. The Company had not utilized their credit line during the first three months of 2003.

         Other income for the first three months of 2004 was $13,141 or 1.8% of net sales compared to $13,141 or 1.6% of net sales for the three months ended March 31, 2003. During the first quarter of 2004 the Company sold all of its available for sale securities resulting in a loss of $115,135. No such sales occurred in 2003.

         No benefit for income taxes was recorded for the three months ended March 31, 2004. In contrast, a $95,322 benefit for income taxes was recognized for the three months ended March 31, 2003. The change is primarily due to the Company recording a net operating loss for 2002 and 2003 and the first three months of 2004. Accordingly, due to the increased uncertainty as to the Company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods, such benefits have been fully reserved at March 31, 2004.

         The net loss for the three months ended March 31, 2004 was $330,382 or $0.06 per basic and diluted share as compared to a net loss of $156,880 or $0.03 per basic and diluted share for the three months ended March 31, 2003. This increase is primarily attributable to lower revenues in the three months ended March 31, 2004 versus the three months ended March 31, 2003, as previously noted, as well as the recording of a valuation allowance associated with the Company's deferred tax assets, primarily attributable to net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, the Company had current assets of $984,396 as compared to $1,164,963 at December 31, 2003, a decrease of $180,567 or 15.5%. This decrease is due primarily to a decrease of $144,230 in receivables, resulting from collections on other receivables and accounts receivable. Current liabilities decreased by $22,397 from December 31, 2003 to March 31, 2004. This decrease is due to payments for accounts payables that had come due in the first quarter of 2004.

OPERATING ACTIVITIES

         Cash provided by (used in) operations for the three months ended March 31, 2004 and 2003 was $(75,326) and $97,507, respectively. The decrease in cash provided by operations in the first three months ended March 31, 2004 was due primarily to the amount of accounts receivable and other receivables that were collected on balances outstanding at December 31, 2003 versus such amounts in the prior year, and payments for accrued income taxes, accrued other expenses and payments for trade payables.

INVESTING ACTIVITIES

         Cash provided by investing activities was $252,292 for the three months ended March 31, 2004 as compared to cash used, which was $(2,552) for the three months ended March 31, 2003. This change is due to the proceeds received of $260,362 from the sale of available for sale securities.

FINANCING ACTIVITIES

         Financing activities provided $2,538 in cash for the three months ended March 31, 2004 compared to $(14,042) used for the same period in 2003, a decrease of $16,580 in cash used in financing, due to borrowings on the credit line of $16,000 at March 31, 2004.

CAPITAL RESOURCES

         The Company has a line of credit with its bank. As of March 31, 2004, the Company had $253,000 of unused credit available on its line of credit, subject to a borrowing base formula. At December 31, 2003, the Company was in violation of one of the financial covenants in its loan document. The Bank waived this violation at December 31, 2003.

         The Company has no material commitments for capital expenditures at March 31, 2004 and believes that its cash from operations, existing balances and available credit line will be sufficient to satisfy the needs of its operations and its capital commitments for the near future. However, if the need arose, the Company would seek to obtain capital from such sources as continuing debt financing or equity financing.

         In March 2004, the Company engaged Noble International Investments, Inc. ("Noble") to render certain financial advisory and investment banking services to the Company, and at the Company's option, to serve as a placement agent with respect to the Company's debt and/or equity securities. The Agreement terminates 120 days after the date of execution, but the Company has an on-going obligation to compensate Noble in the event that a party introduced to the Company by Noble invests in the Company's securities during the two year period following the date of the agreement.

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

         As required by SEC Rule 13a-15(b), we carried out an evaluation as of March 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in our internal controls over financial reporting during our most recent fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting

                           PART II - OTHER INFORMATION

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  31. Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32. Certificate of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b.       Reports on Form 8-K.

                  The following Current Reports on Form 8-K were filed during the three months ended March 31, 2004.

                  1.   January 8, 2004- With respect to Items 7 and 9.

                  2.   January 27, 2004 - With respect to Items 5, 7 and 9.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

Dated:   May 14, 2004
         Robesonia, Pennsylvania

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