Form 10QSB
period 2004-06-30
CIMNET INC/PA
filed 2004-08-16
CIK 1035901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD  FROM ________TO__________


                         Commission File Number: 022597


                                  CIMNET, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


           Delaware                                           52-2075851
  ------------------------------                        ----------------------
  State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization                        Identification Number)


                946 W. Penn Avenue, Robesonia, Pennsylvania  19551
               ----------------------------------------------------
               (Address of principal executive offices)  (Zip Code)


         Issuer's telephone number, including area code: (610) 693-3114
                                                         --------------


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

The Company has 7,273,859 shares of common stock, par value $.0001 per share, outstanding as of August 16, 2004.

TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1     Financial Statements
           Balance Sheets                                                     1
           Statements of Operations                                           2
           Statements of Cash Flows                                           3
           Notes to Financial Statements                                      4

Item 2     Management's Discussion and Analysis or Plan of Operations        10

Item 3     Controls and Procedures                                           12

PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings                                                 13

Item 2     Changes in Securities and Small Business Issuer Purchases of
            Equity Securities                                                13

Item 3     Defaults Upon Senior Securities                                   13

Item 4     Submission of Matters to Vote of Security Holders                 13

Item 5     Other Information                                                 13

Item 6     Exhibits and Reports on Form 8-K                                  13

Signatures                                                                   14

Exhibit 31                                                                   15

Exhibit 32                                                                   17

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 BALANCE SHEETS
                                     ASSETS

                                                                June 30,     December 31,
                                                                  2004           2003
                                                              -----------    -----------
                                                              (Unaudited)
CURRENT ASSETS
   Cash and cash equivalents                                  $   163,027    $   137,641
   Available for sale securities                                        0        201,016
   Accounts receivable, net of allowance of $11,484
    at June 30, 2004 and $17,022 at December 31, 2003             219,381        333,108
   Other Receivables                                                    0         75,000
   Inventories                                                     90,663         94,841
   Prepaid expenses                                                53,847         57,254
   Income taxes receivable                                        266,103        266,103
                                                              -----------    -----------

         Total Current Assets                                     793,021      1,164,963

PROPERTY AND EQUIPMENT, NET                                       521,765        575,865
GOODWILL                                                        2,364,145      2,364,145
OTHER ASSETS                                                      134,500         77,500
                                                              -----------    -----------

                                                              $ 3,813,431    $ 4,182,473
                                                              ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of Credit                                             $   499,068    $   331,000
   Current portion of long-term debt                               50,867         59,067
   Accounts payable                                                39,582        103,287
   Accrued expenses                                                63,647         68,968
   Accrued income taxes                                                 0         19,077
   Dividends payable on preferred stock                           226,000        186,000
   Deferred income                                                932,279        965,977
                                                              -----------    -----------

         Total Current Liabilities                              1,811,443      1,733,376

LONG-TERM DEBT, NET OF CURRENT PORTION                            108,376        127,705
                                                              -----------    -----------
                                                                1,919,819      1,861,081
                                                              -----------    -----------
STOCKHOLDERS' EQUITY
   Common stock, 15,000,000 shares authorized at
     $.0001 par value; 6,553,859 shares issued and
     outstanding at June 30, 2004 and December 31, 2003               655            655
   Preferred stock, $.0001 8% cumulative convertible;
     5,000,000 shares authorized; 746,965 shares issued and
     outstanding at June 30, 2004 and December 31, 2003                75             75
   Paid-in capital                                              5,566,474      5,557,761
   Accumulated deficit                                         (3,650,196)    (3,002,737)
   Accumulated other comprehensive loss                                 0       (174,481)
   Deferred stock compensation                                    (23,396)       (59,881)
                                                              -----------    -----------

                                                                1,893,612      2,321,392
                                                              -----------    -----------
                                                              $ 3,813,431    $ 4,182,473
                                                              ===========    ===========


                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                            STATEMENTS OF OPERATIONS
                                                          Three Months                   Six Months
                                                         Ended June 30,                   June 30,
                                                   --------------------------    --------------------------
                                                      2004           2003           2004            2003
                                                   -----------    -----------    -----------    -----------
                                                           (Unaudited)                  (Unaudited)
NET SALES                                          $   558,937    $   602,474    $ 1,281,815    $ 1,445,440

COST OF GOODS SOLD                                      59,003         78,112        181,215        123,945
                                                   -----------    -----------    -----------    -----------

       Gross Profit                                    499,934        524,362      1,100,600      1,321,495
                                                   -----------    -----------    -----------    -----------
OPERATING EXPENSES
   Selling, general and administrative                 470,434        560,655        962,843      1,165,448
   Research and development                            289,638        431,889        620,027        892,322
                                                   -----------    -----------    -----------    -----------
                                                       760,072        992,544      1,582,870      2,057,770
                                                   -----------    -----------    -----------    -----------

       Operating Loss                                 (260,138)      (468,182)      (482,270)      (736,275)
                                                   -----------    -----------    -----------    -----------
NONOPERATING INCOME (EXPENSES)
   Interest income (expense), net                       (7,743)        (2,124)       (14,000)           624
   Loss on sale of available for sale securities             0       (176,006)      (115,135)      (176,006)
   Other income                                         13,141         13,141         26,282         26,283
                                                   -----------    -----------    -----------    -----------

                                                         5,398       (164,989)      (102,853)      (149,099)
                                                   -----------    -----------    -----------    -----------

       Loss before Income Tax Benefit                 (254,740)      (633,171)      (585,123)      (885,374)

INCOME TAX BENEFIT                                           0       (143,325)             0       (238,647)
                                                   -----------    -----------    -----------    -----------

       Net Loss                                    $  (254,740)   $  (489,846)   $  (585,123)   $  (646,727)
                                                   ===========    ===========    ===========    ===========

NET LOSS PER COMMON SHARE - BASIC AND DILUTED      $     (0.04)   $     (0.08)   $     (0.10)   $     (0.11)
                                                   ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these statements.


                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                            STATEMENTS OF CASH FLOWS

                                                                             Six Months
                                                                           Ended June 30,
                                                                        2004           2003
                                                                     -----------    -----------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $  (585,123)   $  (646,727)
  Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                    55,170         70,325
         Reduction in provision for doubtful accounts                     (5,588)       (28,808)
         Realized loss on sale of securities                             115,135        176,006
         Deferred income tax benefit                                           0       (226,049)
         Stock options, employees                                         21,862         40,187
         Stock options and warrants, legal and consulting services         1,000              0
         (Increase) decrease in assets:
            Accounts receivable                                          194,315        607,956
            Inventories                                                    4,178         (1,734)
            Prepaid expenses                                               3,407        (25,184)
            Income taxes receivable                                            0        510,867
         Increase (decrease) in liabilities:
            Accounts payable                                             (63,705)        19,555
            Accrued expenses                                              (5,321)       (57,279)
            Accrued income taxes                                         (19,077)             0
            Deferred income                                              (33,698)      (282,462)
                                                                     -----------    -----------

            Net Cash Provided by (Used in) Operating Activities         (317,445)       156,652
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in Limited Partnership                                       (7,000)             0
  Purchase of property and equipment                                      (1,070)        (4,853)
  Investment in software license rights                                  (50,000)             0
  Purchase of available for sale securities                                    0        (73,567)
  Proceeds from the sale of available for sale securities                260,362         73,460
                                                                     -----------    -----------

            Net Cash Provided by (Used in) Investing Activities          202,292         (4,960)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings on line of credit                                       168,068              0
  Principal payments on long-term borrowings                             (27,529)       (24,011)
                                                                     -----------    -----------

            Net Cash Provided by (Used in) Financing Activities          140,539        (24,011)
                                                                     -----------    -----------

            Net Increase in Cash and Cash Equivalents                     25,386        127,682

CASH AND CASH EQUIVALENTS - BEGINNING                                    137,641        117,825
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - ENDING                                   $   163,027    $   245,507
                                                                     ===========    ===========

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

                  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period and three month period ended June 30, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2 - NET LOSS PER COMMON SHARE

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

                  The Company's calculation of net income per common share in accordance with SFAS No. 128 for the six months ended June 30, 2004 is as follows:

                                                            Weighted
                                                             Average
                                              Income         Shares        Per Share
                                            (Numerator)   (Denominator)     Amount
                                            -----------    -----------    -----------
Basic and diluted earnings per share:
   Net loss                                 $  (585,123)
   Preferred stock dividends                    (40,000)
   Accretion of preferred stock discount        (22,338)
                                            -----------
   Net loss available to common
       stockholders                         $  (647,461)     6,553,859    $     (0.10)
                                            ===========    ===========    ===========

                                  Cimnet, Inc.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 2 - NET LOSS PER COMMON SHARE (CONTINUED)

                  The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended June 30, 2004 is as follows:


                                                            Weighted
                                                             Average
                                              Income         Shares        Per Share
                                            (Numerator)   (Denominator)     Amount
                                            -----------    -----------    -----------
Basic and diluted earnings per share:
   Net loss                                 $  (254,740)
   Preferred stock dividends                    (20,000)
   Accretion of preferred stock discount        (11,169)
                                            -----------
   Net loss available to common
       stockholders                         $  (285,909)     6,553,859    $     (0.04)
                                            ===========    ===========    ===========

                  A total of 1,702,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

                  The Company's calculation of net income per common share in accordance with SFAS No. 128 for the six months ended June 30, 2003 is as follows:

                                                            Weighted
                                                             Average
                                              Income         Shares        Per Share
                                            (Numerator)   (Denominator)     Amount
                                            -----------    -----------    -----------
Basic and diluted earnings per share:
   Net loss                                 $  (646,727)
   Preferred stock dividends                    (40,000)
   Accretion of preferred stock discount        (22,338)
                                            -----------
   Net loss available to common
       stockholders                         $  (709,065)     6,292,321    $     (0.11)
                                            ===========    ===========    ===========

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                  The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended June 30, 2003 is as follows:

                                                            Weighted
                                                             Average
                                              Income         Shares        Per Share
                                            (Numerator)   (Denominator)     Amount
                                            -----------    -----------    -----------
Basic and diluted earnings per share:
   Net loss                                 $  (489,846)
   Preferred stock dividends                    (20,000)
   Accretion of preferred stock discount        (11,169)
                                            -----------
   Net loss available to common
       stockholders                         $  (521,015)     6,292,321    $     (0.08)
                                            ===========    ===========    ===========

                  A total of 1,767,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share for the six months and three months ended June 30, 2003 because of their anti-dilutive effect.

NOTE 3 - STOCK OPTION PLAN

                  The Company accounts for its stock options under APB Option
         25. Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                                Six Months Ended
                                                                    June 30,
                                                           --------------------------
                                                               2004           2003
                                                           -----------    -----------
Net loss available to common stock holders:
   As reported                                             $  (585,123)   $  (646,727)
   Add stock-based employee compensation
       expense included in reported net loss, net
       of related tax effects                                   21,862         40,187
   Deduct total stock-based employee
       compensation expense determined under
       fair value based method for all awards, net
       of related tax effect                                   (67,986)      (128,389)
                                                           -----------    -----------

   Pro Forma                                               $  (631,247)   $  (732,929)
                                                           ===========    ===========
Net loss per share of common stock, basic and diluted:
   As reported                                             $     (0.10)   $     (0.11)
   Pro forma                                               $     (0.11)   $     (0.13)


                                                                Three Months Ended
                                                                    June 30,
                                                           --------------------------
                                                               2004           2003
                                                           -----------    -----------
Net loss available to common stock holders:
   As reported                                             $  (254,740)   $  (489,846)
   Add stock-based employee compensation
       expense included in reported net loss, net
       of related tax effects                                    7,344         20,069
   Deduct total stock-based employee
       compensation expense determined under
       fair value based method for all awards, net
       of related tax effect                                   (18,842)       (65,812)
                                                           -----------    -----------

   Pro Forma                                               $  (266,238)   $  (535,589)
                                                           ===========    ===========
Net loss per share of common stock, basic and diluted:
   As reported                                             $     (0.04)   $     (0.08)
   Pro forma                                               $     (0.05)   $     (0.09)

NOTE 4 - INCOME TAXES

                  No benefit for income taxes was recorded for the six months ended June 30, 2004. In contrast, a $238,647 benefit for income taxes was recognized for the six months ended June 30, 2003. The change is primarily due to the Company incurring net operating losses for 2002, 2003 and the first six months of 2004. These related net operating loss carry forwards will, however, be available to off-set taxable income in future periods. The Company has approximately $1.2 million of deferred tax assets available that have been fully reserved at June 30, 2004.

NOTE 5 - COMPREHENSIVE LOSS

                  Total comprehensive loss was $(410,642) and $(397,748) for the six months ended June 30, 2004 and 2003, respectively. Comprehensive loss differed from net income for the six months ended June 30, 2004 and 2003 primarily as a result of changes in the unrealized gains and losses on the Company's available for sale securities and reclasses resulting from the sale of the Company's available for sale securities.

              Total comprehensive loss was $(254,740) and $(239,126) for the three months ended June 30, 2004 and 2003, respectively. Comprehensive loss differed from net income for the three months ended June 30, 2003 primarily as a result of changes in the unrealized gains and losses on the Company's available for sale securities and reclasses resulting from the sale of the Company's available for sale securities. All of the Company's available for sale securities were sold during the first quarter of 2004.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

                  During 2001, the Company obtained and recorded a 25% interest in an aircraft and assumed and recorded 25% of the related outstanding debt. The Company is jointly and severably liable for the total outstanding debt should the other 75% of the aircraft ownership fail to honor their obligations. The total amount outstanding on this obligation was approximately $817,000 at June 30, 2004. This loan is payable monthly with interest at 3.04% plus a variable per annum rate equal to the rate listed for "1- month" Commercial Paper, and matures in August 2008.

                  On January 23, 2004 the Company entered into a Technology License Agreement with ADROIT Technologies', a South African Company. That agreement was amended and restated on March 17, 2004. As a result, the Company will obtain an irrevocable license to market ADROIT's VIZNET software, including the right to sub-license this product to third parties. The Company is required to pay ADROIT $100,000 in accordance with the terms of the agreement. This agreement will remain in effect for 5 years and holds terms for annual renewals.

NOTE 7 - SUBSEQUENT EVENT

                  In 2001, the Company acquired membership interests in Reading Air Charter LLC representing 25% of the total membership interests and an ownership interest in a small aircraft for a total investment of $84,500. As a result of such investment, the Company was obligated to make monthly payments of $6,500 in 2002 and 2003, and $6,300 in 2004, and was provided with an opportunity to charter such aircraft at a discount to market rates. In July 2004, the Company transferred its ownership interest in Reading Air Charter LLC and the aircraft and is no longer obligated to make any monthly payments. As a result of these transactions the Company will record a loss of approximately $ 130,000.

                  In July 2004, the Company sold units ("Units") in a private placement transaction to a limited number of investors. Each Unit consisted of 100,000 shares of Common Stock and 100,000 Class A Common Stock Purchase Warrants (the "Class A Warrants"), and sold for a purchase price of $50,000 per unit. The Company paid no commissions or other fees and received proceeds of $360,000 from the offering. The Class A Warrants are exercisable for a period of five (5) years at an exercise price of $1.00 per share. The investors in the Units have piggyback registration rights which included certain officers and directors: Lynn Richardson, the wife of John Richardson, the Chief Executive Officer of the Company (2 Units); Karl Gerhart, a director of the Company (1 Unit); and J. Jeffrey Fox, a director of the Company (1/5 Unit).

                  In July 2004, the Company entered into a Revolving Credit Agreement with Sundaresh Ramayya, a director of the Company, pursuant to which Mr. Ramayya has agreed to lend to the Company up to $2 million, but not more than $150,000 under any borrowing request submitted by the Company. The Company has agreed to pay interest on any outstanding amount at a rate of 4% per annum, payable quarterly, and the outstanding principal amount shall be due and payable on the maturity date which is on the second anniversary of the Agreement (unless accelerated upon an event of default). However, Mr. Ramayya has the right to terminate the Revolving Credit Agreement upon 15 days prior written notice to the Company at which time the obligation of Mr. Ramayya to lend to the Company terminates. There were no fees or expenses paid by the Company in connection with the execution of the Revolving Credit Agreement and as of August 16, 2004, there is no outstanding balance thereunder.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2004

                  Net sales for the six months ended June 30, 2004 decreased by 11.3% or $163,625 compared to net sales for the six months ended June 30, 2003. This decrease is due to a decrease in the sale of products and services and a decrease in the amount of ongoing engineering fees being earned from various contracts.

                  Costs of goods sold for the first six months of 2004 were $181,215 or 14.1% of net sales compared to $123,945 or 8.6% of net sales for the same period in 2003, an increase of $57,270 or 46.2%. This increase in costs of goods sold is related to the increase of hardware sales as a percentage of total net sales. Hardware sales were 14.5% of total net sales in the six months ending June 30, 2004 compared to 7.15% of total net sales in the six months ending June 30, 2003. Also, $28,536 of commissions earned by third party vendors were classified in cost of goods sold as finders' fees in 2004, as opposed to $12,375 in commissions classified as a direct reduction to sales in 2003. Due to the immateriality of the amount, the Company has not reclassified its 2003 statements to conform to the 2004 format.

                  Gross profit for the first six months of 2004 was $1,100,600 compared to $ 1,321,495 for the first six months of 2003, a decrease of $220,895 or 16.7%. This decrease is primarily due to the overall decrease in net sales and increase in costs of goods sold.

                  Selling, general and administrative expenses for the first six months of 2004 were $962,843 or 75.1% of net sales compared to $1,165,448 or 80.6% of net sales for the same period in 2003. This decrease of $202,605 or 17.4%, was primarily due to a decrease in the number of employees.

                  Research and development costs for the first six months of 2004 were $620,027 or 48.4% of net sales compared to $892,322 or 61.7%
         of net sales in 2003. This is primarily due to a decrease in the number of employees in 2004 and due to the Company not utilizing any contract employees for research and development purposes during 2004. Specifically, salary expense decreased by $247,361 in 2004 due to the decrease in the number of employees. Other research and development expenses also decreased compared to 2003. This decrease was due to discontinuation of third party software developers that had been employed through an outside agency.

                  Loss from operations for the six months ended June 30, 2004 was $482,270 compared to a loss of $736,275 for the six months ended June 30, 2003, a decrease of $254,005. This decrease is predominantly due to the previously discussed decrease in operating expenses.

                  Net interest expense for the first six months of 2004 was $14,000 or 1.1% of net sales, compared to net interest income of $624 or 0.04% of net sales for the first six months of 2003. This $14,624 change is attributable to the interest paid on the outstanding line of credit balance during first six months of 2004. The Company had not utilized their credit line during the first six months of 2003.

                  Other income for the first six months of 2004 was $26,282 or 2.1% of net sales compared to $26,283 or 1.8% of net sales for the six months ended June 30, 2003. During the first six months of 2004, the Company sold all of its remaining available for sale securities resulting in a loss of $115,135. During the first six months of 2003, the Company sold available for sale securities, resulting in a loss of $176,006.

                  No benefit for income taxes was recorded for the six months ended June 30, 2004. In contrast, a $238,647 benefit for income taxes was recognized for the six months ended June 30, 2003. The change is primarily due to the Company incurring net operating losses for 2002, 2003 and the first six months of 2004. These related net operating loss carry forwards will, however, be available to off-set taxable income in future periods. The Company has approximately $1.2 million of deferred tax assets available that have been fully reserved at June 30, 2004.

                  The net loss for the six months ended June 30, 2004 was $585,123 or $0.10 per basic and diluted share as compared to a net loss of $646,727 or $0.11 per basic and diluted share for the first six months ended June 30, 2003. This decrease is primarily attributable to the lower operating costs in the six months ended June 30, 2004 versus the six months ended June 30, 2003, as previously noted.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2004

                  Net sales for the three months ended June 30, 2004 decreased by 7.2% or $43,537 compared to net sales for the three months ended June 30, 2003. This decrease is due to a decrease in the sale of products and services.

                  Costs of goods sold for the three months ended June 30, 2004 were $59,003 or 10.6% of net sales compared to $78,112 or 13.0% of net sales for the same period in 2003, a decrease of $19,109 or 24.5%. This decrease in costs of goods sold is primarily due to the fact that during the three months ended June 30, 2003, the Company had incurred $18,530 in third party contractor expenses for the implementation of software. There was no such expense during the three months ended June 30, 2004.

                  Gross profit for the three months ending June 30, 2004 was $499,934 compared to $ 524,362 for the three months ending June 30, 2003, a decrease of $24,428 or 4.7%. This decrease is primarily due to the overall decrease in net sales in the three months ending June 30, 2004 compared to net sales in the three months ending June 30, 2003.

                  Selling, general and administrative expenses for the three months ending June 30, 2004 were $470,434 or 84.2% of net sales compared to $560,655 or 93.1% of net sales for the same period in 2003. This decrease of $90,221 or 16.1%, was primarily due to a decrease in the number of employees.

                  Research and development costs for the three months ending June 30, 2004 were $289,638 or 51.8% of net sales compared to $431,889 or 71.7% of net sales for the same period in 2003. This represents a decrease of $142,251 or 32.9%, in research and development costs in the three months ending June 30, 2004 over the same period in 2003. This is primarily due to a decrease in salary expense by $102,736 in 2004 because of a reduction in the number of employees and due to the Company's discontinuation of third party software developers that had been employed through an outside agency.

                  Loss from operations for the three months ended June 30, 2004 was $260,138 compared to a loss of $468,182 for the three months ended June 30, 2003, a decrease of $208,044 or 44.4%. This decrease is predominantly due to the previously discussed decrease in operating expenses.

                  Net interest expense for the three months ending June 30, 2004 was $7,743 or 1.4% of net sales, compared to $2,124 or 0.04% of net sales for the three months ending June 30, 2003. This increase of $5,619 is attributable to the interest paid on the outstanding line of credit balance during the three months ended June 30, 2004. The Company had not utilized their credit line during the three months ended June 30, 2003.

                  Other income for the three months ended June 30, 2004 of $13,141 or 2.4% of net sales compared to $13,141 or 2.2% of net sales for the three months ended June 30, 2003. During the three months ended June 30, 2003 the Company sold its available for sale securities resulting in a loss of $176,006. No such sales occurred in 2004.

                  No benefit for income taxes was recorded for the three months ended June 30, 2004. In contrast, a $143,325 benefit for income taxes was recognized for the three months ended June 30, 2003. The change is primarily due to the Company incurring net operating loss for 2002, 2003 and thus far in 2004. These related net operating loss carry forwards will, however, be available to off-set taxable income in future periods. The Company has approximately $1.2 million of deferred tax assets available that have been fully reserved at June 30, 2004.

                  The net loss for the three months ended June 30, 2004 was $254,740 or $0.04 per basic and diluted share as compared to a net loss of $489,846 or $0.08 per basic and diluted share for the three months ended June 30, 2003. This decrease is primarily attributable to lower operating expenses in the three months ended June 30, 2004 versus the three months ended June 30, 2003, as previously noted.

LIQUIDITY AND CAPITAL RESOURCES

                  At June 30, 2004, the Company had current assets of $793,021 as compared to $1,164,963 at December 31, 2003, a decrease of $371,942 or 31.9%. This decrease is due primarily to a decrease of $188,727 in receivables resulting from collections on other receivables and accounts receivable and sales of securities that were valued at $201,016 at December 31, 2003. Additionally amounts were invested in other assets in the amount of $57,000. Current liabilities increased by $78,067 from December 31, 2003 to June 30, 2004. This increase is due to increased borrowings on the line of credit as of June 30, 2004 over that of December 31, 2003.

OPERATING ACTIVITIES

                  Cash used in operating activities was $317,445 for the six months ended June 30, 2004 as compared to cash provided by operating activities which was $156,652 for the six months ended June 30, 2003. The decrease in cash provided by operations in the six months ended June 30, 2004 was due primarily to the amount of accounts receivable and other receivables that were collected on balances outstanding at December 31, 2003 versus such amounts in the prior year, lower net sales than in the same period in the prior year and payments for accrued income taxes, accrued other expenses and payments for trade payables.

INVESTING ACTIVITIES

                  Cash provided by investing activities was $202,292 for the six months ended June 30, 2004 as compared to cash used, which was $(4,960) for the six months ended June 30, 2003. This change is primarily due to the proceeds of $260,362 received from the sale of available for sale securities.

FINANCING ACTIVITIES

                  Financing activities provided $140,539 in cash for the six months ended June 30, 2004 compared to $24,011 of cash used in financing activities for the same period in 2003, an increase of $ 164,550 in cash provided by financing, due to net borrowings of $168,068 on the credit line at June 30, 2004.

CAPITAL RESOURCES

                  The Company has a line of credit with its bank. As of June 30, 2004, the Company had used all the credit available on its line of credit, subject to a borrowing formula. At December 31, 2003, the Company was in violation of one of the financial covenants in its loan document. The Bank waived this violation at December 31, 2003.

                  The Company has no material commitments for capital expenditures at June 30, 2004 and believes that its cash from operations, existing balances and available credit line will be sufficient to satisfy the needs of its operations and its capital commitments for the near future. However, if the need arose, the Company is currently seeking to obtain capital from such sources as continuing debt financing and equity financing.

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

                  In July 2004, the Company sold units ("Units") in a private placement transaction to a limited number of investors. Each Unit consisted of 100,000 shares of Common Stock and 100,000 Class A Common Stock Purchase Warrants (the "Class A Warrants"), and sold for a purchase price of $50,000 per unit. The Company paid no commissions or other fees and received proceeds of $360,000 from the offering. The Class A Warrants are exercisable for a period of five (5) years at an exercise price of $1.00 per share. The investors in the Units have piggyback registration rights which included certain officers and directors: Lynn Richardson, the wife of John Richardson, the Chief Executive Officer of the Company (2 Units); Karl Gerhart, a director of the Company (1 Unit); and J. Jeffrey Fox, a director of the Company (1/5 Unit).

                  In July 2004, the Company entered into a Revolving Credit Agreement with Sundaresh Ramayya, a director of the Company, pursuant to which Mr. Ramayya has agreed to lend to the Company up to $2 million, but not more than $150,000 under any borrowing request submitted by the Company. The Company has agreed to pay interest on any outstanding amount at a rate of 4% per annum, payable quarterly, and the outstanding principal amount shall be due and payable on the maturity date which is on the second anniversary of the Agreement (unless accelerated upon an event of default). However, Mr. Ramayya has the right to terminate the Revolving Credit Agreement upon 15 days prior written notice to the Company at which time the obligation of Mr. Ramayya to lend to the Company terminates. There were no fees or expenses paid by the Company in connection with the execution of the Revolving Credit Agreement and as of August 16, 2004, there is no outstanding balance thereunder.

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

                  As required by SEC Rule 13a-15(b), we carried out an evaluation as of June 30, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

                  There has been no change in our internal controls over financial reporting during our most recent fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

              We are not presently a party to any material legal proceedings nor are any material legal proceedings presently threatened against us.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

                  On May 24, 2004, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

                  (a) Election of Directors. The following individuals were elected to the Board of Directors of the Company for a term of one (1) year, each receiving 4,943,284 votes in favor of his election (representing 75.4% of the shares outstanding): (i) John D. Richardson, III; (ii) David Birk, (iii) J. Jeffrey Fox; (iv) Karl D. Gerhart; (v) William Nyman; and (vi) Sundaresh Ramayya.

                  (b) 2002 Stock Plan. An amendment to the Company' s 2002 Stock Plan increasing the number of shares subject to the plan from 1,300,000 shares to 1,600,000 shares was approved by the stockholders of the Company (3,520,775 votes for (representing 53.7 % of the shares outstanding),59,120 shares against, and 2,000 shares abstained).

                  (c) Ratification of the Appointment of Independent Accountants. The ratification of the appointment of Beard Miller Company LLP as independent accountants of the Company was approved by the stockholders of the Company (4,943,784 votes for (representing 75.4 % of the shares outstanding), 2,700 votes against and 200 shares abstained).

ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  a.       Exhibits

                  31. Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32. Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b.       Reports on Form 8-K.

                  The following Current Reports on Form 8-K were filed during the three months ended June 30, 2004. - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:


Dated:   August 16, 2004
         Robesonia, Pennsylvania

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