Form 10QSB
period 2004-09-30
CIMNET INC/PA
filed 2004-11-12
CIK 1035901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                                 Yes [X] No [ ]

As of November 12, 2004, there were 7,293,859 shares of common stock, par value $.0001 per share, issued and outstanding.

TABLE OF CONTENTS



                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1     Financial Statements
           Balance Sheets                                                     3
           Statements of Operations                                           4
           Statements of Cash Flows                                           5
           Notes to Financial Statements                                      6

Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         11

Item 3     Controls and Procedures                                           17

PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings                                                 18

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds       18

Item 3     Defaults Upon Senior Securities                                   18

Item 4     Submission of Matters to Vote of Security Holders                 18

Item 5     Other Information                                                 18

Item 6     Exhibits                                                          18

Signatures                                                                   19

Exhibit 31                                                                   20

Exhibit 32                                                                   21

                                  CIMNET, INC.

                                 BALANCE SHEETS

                                                                                   September 30,   December 31,
                                                                                       2004            2003
                                                                                   ------------    ------------
                                                                                   (Unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                     $     38,406    $    137,641
     Available for sale securities                                                            0         201,016
     Accounts receivable, net of allowance of $14,289 at September 30, 2004
         and $17,022 at December 31, 2003                                               271,500         333,108
     Other Receivables                                                                        0          75,000
     Inventories                                                                         93,876          94,841
     Prepaid expenses                                                                    29,791          57,254
     Income tax receivable                                                                    0         117,390
     Deferred Tax Assets                                                                148,713         148,713
                                                                                   ------------    ------------

         Total Current Assets                                                           582,286       1,164,963

PROPERTY AND EQUIPMENT, NET                                                             293,927         575,865

GOODWILL                                                                              2,364,145       2,364,145

OTHER ASSETS                                                                             50,000          77,500
                                                                                   ------------    ------------

                                                                                   $  3,290,358    $  4,182,473
                                                                                   ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Line of Credit                                                                $    179,068    $    331,000
     Current portion of long-term debt                                                        0          59,067
     Accounts payable                                                                    49,093         103,287
     Accrued expenses                                                                    56,684          68,968
     Accrued income taxes                                                                     0          19,077
     Dividends payable on preferred stock                                               246,000         186,000
     Deferred income                                                                    861,872         965,977
                                                                                   ------------    ------------
         Total Current Liabilities                                                    1,392,717       1,733,376


LONG-TERM DEBT, NET OF CURRENT PORTION                                                        0         127,705
                                                                                   ------------    ------------

                                                                                      1,392,717       1,861,081
                                                                                   ------------    ------------
STOCKHOLDERS' EQUITY

     Common stock, 15,000,000 shares authorized at $.0001 par value;                        729             655
         7,293,859 shares issued and outstanding at September 30, 2004 and
         6,553,859 at December 31, 2003
     Preferred stock, $.0001 8% cumulative convertible; 5,000,000 shares authorized; 746,965 shares issued and outstanding at September 30, 2004
         and December 31, 2003                                                               75              75
     Paid-in capital                                                                  5,945,314       5,557,761
     Accumulated deficit                                                             (4,036,011)     (3,002,737)
     Accumulated other comprehensive loss                                                     0        (174,481)
     Deferred stock compensation                                                        (12,466)        (59,881)
                                                                                   ------------    ------------

                                                                                      1,897,641       2,321,392
                                                                                   ------------    ------------
                                                                                   $  3,290,358    $  4,182,473
                                                                                   ============    ============

The accompanying notes are an integral part of these statements

                                  CIMNET, INC.

                            STATEMENTS OF OPERATIONS

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                              ----------------------------    ----------------------------
                                                                  2004            2003            2004            2003
                                                              ------------    ------------    ------------    ------------
                                                                      (Unaudited)                     (Unaudited)
NET SALES                                                     $    594,267    $    591,034    $  1,876,082    $  2,036,474

COST OF GOODS SOLD                                                  58,580          73,862         239,795         197,807
                                                              ------------    ------------    ------------    ------------

         Gross Profit                                              535,687         517,172       1,636,287       1,838,667
                                                              ------------    ------------    ------------    ------------

OPERATING EXPENSES

     Selling, general and administrative                           470,481         571,666       1,448,117       1,739,260
     Research and development                                      282,254         412,894         887,489       1,303,070
                                                              ------------    ------------    ------------    ------------

         Total Operating Expenses                                  752,735         984,560       2,335,606       3,042,330
                                                              ------------    ------------    ------------    ------------

         Operating Loss                                           (217,048)       (467,388)       (699,319)     (1,203,663)
                                                              ------------    ------------    ------------    ------------

NONOPERATING INCOME (EXPENSES)

     Interest income (expense), net                                 (3,929)            223         (18,025)         (5,684)
     Realized loss on sale of available for sale securities              0               0        (115,135)       (176,006)
     Loss on disposition of investment                            (132,428)                       (132,428)
     Other income (loss)                                            (4,996)         13,226          21,383          46,040
                                                              ------------    ------------    ------------    ------------

         Total Nonoperating Income (Expenses)                     (141,353)         13,449        (244,205)       (135,650)
                                                              ------------    ------------    ------------    ------------

         Loss before Income Tax Benefit                           (358,401)       (453,939)       (943,524)     (1,339,313)

INCOME TAX EXPENSE (BENEFIT)                                             0         174,677               0         (63,971)
                                                              ------------    ------------    ------------    ------------

         Net Loss                                             ($   358,401)   ($   628,616)   ($   943,524)   ($ 1,275,342)
                                                              ============    ============    ============    ============

NET LOSS PER COMMON SHARE
     Basic                                                    ($      0.05)   ($      0.11)   ($      0.15)   ($      0.22)
                                                              ============    ============    ============    ============

     Diluted                                                  ($      0.05)   ($      0.11)   ($      0.15)   ($      0.22)
                                                              ============    ============    ============    ============

The accompanying notes are an integral part of these statements

                                  CIMNET, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                   ----------------------------
                                                                                       2004            2003
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      ($   943,524)   ($ 1,275,342)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                   82,755         105,490
         Realized loss on sale of securities                                            115,135         176,006
         Provision for doubtful accounts                                                 (2,733)        (28,025)
         Deferred income tax benefit                                                          0         (51,372)
            Gain on sale of equipment                                                    (3,765)              0
         Loss on disposition of investment                                              132,428               0
         Stock options - employees                                                       32,792          60,280
         Stock options and warrants - consulting and legal services                       1,500           8,250
            Common stock-consulting services                                             11,000               0
         (Increase) decrease in assets:
              Accounts receivable and other receivables                                 139,341         592,291
              Inventories                                                                   965           8,218
              Prepaid expenses                                                           27,463             (80)
              Income tax receivable                                                     117,390         501,167
         Increase (decrease) in liabilities:
              Accounts payable                                                          (54,194)        (37,715)
              Accrued expenses                                                          (12,284)          3,036
                   Accrued income taxes                                                 (19,077)              0
              Deferred income                                                          (104,105)       (253,394)
                                                                                   ------------    ------------

         Net Cash Used in Operating Activities                                         (478,913)       (191,190)
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Investment in limited partnership                                                   (7,000)        (25,000)
     Purchase of property and equipment                                                  (4,422)         (6,965)
     Purchase of software sub-license agreement                                         (50,000)              0
     Proceeds from the sale of equipment                                                  3,765               0
     Proceeds from the sale of available for sale securities                            260,362          73,460
                                                                                   ------------    ------------

         Net Cash Provided by  Investing Activities                                     202,705          41,495
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowings (payments) on line of credit                                       (151,932)        270,000
     Proceeds from issuance of common stock                                             360,000               0
     Principal payments on long-term borrowings                                         (31,095)        (45,907)
                                                                                   ------------    ------------

         Net Cash Provided by Financing Activities                                      176,973         224,093
                                                                                   ------------    ------------

         Net Increase (Decrease) in Cash                                                (99,235)         74,398

CASH AND CASH EQUIVALENTS- BEGINNING                                                    137,641         117,825
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS - ENDING                                                 $     38,406    $    192,223
                                                                                   ============    ============

The accompanying notes are an integral part of these statements

                                  CIMNET, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

              The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2003. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year.


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

              The Company's calculation of net income per common share in accordance with SFAS No. 128 for the nine months ended September 30, 2004 is as follows:

                                                                       Weighted
                                                                       Average
                                                         Income         Shares        Per Share
                                                       (Numerator)   (Denominator)      Amount
                                                      ------------    ------------   ------------
         Basic and diluted earnings per share:
              Net loss                                ($   943,524)
              Preferred stock dividends                    (60,000)
              Accretion of preferred stock discount        (29,750)
                                                      ------------

              Net loss available to common
                  stockholders                        ($ 1,033,274)      6,737,742   ($      0.15)
                                                      ============    ============   ============

                                  CIMNET, INC.

                                   (Unaudited)



NOTE 2 - NET LOSS PER COMMON SHARE (CONTINUED)

              The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended September 30, 2004 is as follows:

                                                                       Weighted
                                                                       Average
                                                         Income         Shares        Per Share
                                                       (Numerator)   (Denominator)      Amount
                                                      ------------    ------------   ------------
         Basic and diluted earnings per share:
              Net loss                                ($   358,401)
              Preferred stock dividends                    (20,000)
              Accretion of preferred stock discount         (7,412)
                                                      ------------

              Net loss available to common
                  stockholders                        ($   385,813)      7,285,637   ($      0.05)
                                                      ============    ============   ============

              A total of 2,422,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

              The Company's calculation of net income per common share in accordance with SFAS No. 128 for the nine months ended September 30, 2003 is as follows:

                                                                       Weighted
                                                                       Average
                                                         Income         Shares        Per Share
                                                       (Numerator)   (Denominator)      Amount
                                                      ------------    ------------   ------------
         Basic and diluted earnings per share:
              Net loss                                ($1,275,342)

              Preferred stock dividends                   (60,000)
              Accretion of preferred stock discount       (33,507)
                                                      -----------

              Net loss available to common
                  stockholders                        ($ 1,368,849)      6,292,321   ($      0.22)
                                                      ============    ============   ============

                                  CIMNET, INC.

                                   (Unaudited)

              The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended September 30, 2003 is as follows:

                                                                       Weighted
                                                                       Average
                                                         Income         Shares        Per Share
                                                       (Numerator)   (Denominator)      Amount
                                                      ------------    ------------   ------------
         Basic and diluted earnings per share:
              Net loss                                ($  628,616)
              Preferred stock dividends                   (20,000)
              Accretion of preferred stock discount       (11,169)
                                                      -----------

              Net loss available to common
                  stockholders                        ($   659,785)      6,292,321   ($      0.11)
                                                      ============    ============   ============

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

NOTE 3 - STOCK OPTION PLAN

              The Company accounts for its stock options under APB Opinion 25. Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and net loss per share of common stock would have been increased to the pro forma amounts indicated below:

                                                                       Nine Months Ended
                                                                          September 30,
                                                                  ----------------------------
                                                                      2004            2003
                                                                  ------------    ------------
         Net loss available to common stockholders:
              As reported                                         ($ 1,033,274)   ($ 1,368,849)
              Add stock-based employee compensation
                  expense included in reported net loss, net
                  of related tax effects                                32,792          60,280
              Deduct total stock-based employee
                  compensation expense determined under
                  fair value based method for all awards, net
                  of related tax effect                               (101,978)       (202,202)
                                                                  ------------    ------------

                Pro Forma                                         ($ 1,102,460)   ($ 1,510,771)
                                                                  ============    ============

         Net loss per share of common stock, basic and diluted:
              As reported                                         ($      0.15)   ($      0.22)
                                                                  ============    ============

              Pro forma                                           ($      0.16)   ($      0.24)
                                                                  ============    ============

                                  CIMNET, INC.

                                   (Unaudited)



NOTE 3 - STOCK OPTION PLAN (CONTINUED)

                                                                       Three Months Ended
                                                                          September 30,
                                                                  ----------------------------
                                                                      2004            2003
                                                                  ------------    ------------
         Net loss available to common stockholders :
              As reported                                         ($   385,813)   ($   659,785)
              Add stock-based employee compensation
                  expense included in reported net loss, net
                  of related tax effects                                10,930          20,069
              Deduct total stock-based employee
                  compensation expense determined under
                  fair value based method for all awards, net
                  of related tax effect                                (33,992)        (65,812)
                                                                  ------------    ------------

                Pro Forma                                         ($   408,875)   ($   705,528)
                                                                  ============    ============

         Net loss per share of common stock, basic and diluted:
              As reported                                         ($      0.05)   ($      0.11)
                                                                  ============    ============

              Pro forma                                           ($      0.06)   ($      0.11)
                                                                  ============    ============

NOTE 4 - INCOME TAXES

              No benefit for income taxes was recorded for the nine months ended September 30, 2004. In contrast, a $63,971 benefit for income taxes was recognized for the nine months ended September 30, 2003. The change is primarily due to the Company incurring net operating losses for 2002, 2003 and the first nine months of 2004. These related net operating loss carry forwards will, however, be available to off-set taxable income in future periods. The Company has approximately $1.5 million of deferred tax assets that have been reserved at September 30, 2004.


NOTE 5 - COMPREHENSIVE LOSS

              Total comprehensive loss was $(769,043) and $(1,086,623) for the nine months ended September 30, 2004 and 2003, respectively. Comprehensive loss differed from net loss for the nine months ended September 30, 2004 and 2003 primarily as a result of changes in the unrealized gains and losses on the Company's available for sale securities and reclasses resulting from the sale of the Company's available for sale securities. All of the Company's available for sale securities were sold during the first quarter of 2004.

              Total comprehensive loss was $(358,401) and $(688,876) for the three months ended September 30, 2004 and 2003, respectively. Comprehensive loss differed from net loss for the three months ended September 30, 2003 primarily as a result of changes in the unrealized gains and losses on the Company's

                                  CIMNET, INC.

                                   (Unaudited)


         securities and reclasses resulting from the sale of the Company's available for sale securities. All of the Company's available for sale securities were sold during the first quarter of 2004.


NOTE 6 - INVESTMENT IN PARTNERSHIP

              In July of 2004 the Company discontinued its membership interests in Reading Air Charter LLC. Prior to this discontinuance, the Company owned a 25% membership interest in Reading Air Charter LLC and recognized a total investment of $84,500. As a result of this transaction, the Company was required to surrender its rights to an aircraft with a net book value of $203,605 and was relieved of its obligation to repay a note payable of $155,677. These transactions resulted in the Company recording a loss of $132,428 in July 2004. This activity is represented as a non-cash Investing and financing Activity for Statement of Cash Flow purposes.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

              In July 2004, the Company sold units ("Units") in a private placement transaction to a limited number of investors. Each Unit consisted of 100,000 shares of Common Stock and 100,000 Class A Common Stock Purchase Warrants (the "Class A Warrants"), and sold for a purchase price of $50,000 per Unit. The Company paid no commissions or other fees and received proceeds of $360,000 from the private placement. The Class A Warrants are exercisable for a period of five
         (5) years at an exercise price of $1.00 per share. The investors in the Units have piggyback registration rights, and included certain officers and directors: Lynn Richardson, the wife of John Richardson, the Chief Executive Officer of the Company (2 Units); Karl Gerhart, a director of the Company (1 Unit); and J. Jeffrey Fox, a director of the Company (1/5 Unit).

              On January 23, 2004 the Company entered into a Technology License Agreement with ADROIT, a South African Company. That agreement was amended and restated on March 17, 2004. As a result, the Company will obtain an irrevocable license to market ADROIT's VIZNET software, including the right to sub-license this product to third parties. The Company is required to pay ADROIT $100,000 in accordance with the terms of the agreement. This agreement will remain in effect for 5 years and holds terms for annual renewals. As of September 30, 2004 the Company has paid $50,000 of this obligation.

              In July 2004, the Company entered into a Revolving Credit Agreement with Sundaresh Ramayya, a director of the Company. Mr. Ramayya has agreed to lend to the Company up to $2 million, but not more than $150,000 under any borrowing request submitted by the Company. The Company has agreed to pay interest on any outstanding amount at a rate of 4% per annum, payable quarterly, and the outstanding principal amount shall be due and payable on the maturity date which is on the second anniversary of the Agreement (unless accelerated upon an event of default). However, Mr. Ramayya has the right to terminate the Revolving Credit Agreement upon 15 days prior written notice to the Company at which time the obligation of Mr. Ramayya to lend to the Company terminates. There were no fees or expenses paid by the Company in connection with the execution of the Revolving Credit Agreement and there is no outstanding balance thereunder as of September 30, 2004.

              In August 2004, the Company entered into an agreement with a company to assist it in its efforts to raise capital. This arrangement included the payment of a non-refundable retainer consisting of 20,000 shares. Accordingly, $11,000 has been included in selling, general and administrative expenses during the third quarter, related to this arrangement.

                                  CIMNET, INC.

                                   (UNAUDITED)



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



RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2004

              Net sales for the nine months ended September 30, 2004 decreased by 7.9% or $160,392 compared to net sales for the nine months ended September 30, 2003. This decrease is primarily due to the decrease in the amount of realized maintenance contract revenues for the nine months ended September 30, 2004. Total realized revenues from annual contracts for the nine months ended September 30, 2004 was $22,894 in contrast to $197,633 for the nine months ended September 30, 2003.

              Costs of goods sold for the first nine months of 2004 were $239,795 or 12.8% of net sales compared to $197,807 or 9.7% of net sales for the same period in 2003, an increase of $41,988 or 21.2%. This increase in costs of goods sold is related to the increase of hardware sales as a percentage of total net sales. Hardware sales were 13.7% of total net sales in the nine months ending June 30, 2004 compared to 9.2% of total net sales in the nine months ending June 30, 2003. Also, $33,922 of commissions earned by third party vendors were classified in cost of goods sold as finders' fees in 2004, as opposed to $34,625 in commissions classified as a direct reduction to sales in 2003. Due to the immateriality of the amount, the Company has not reclassified its 2003 statements to conform to the 2004 format.

              Gross profit for the nine months ended September 30, 2004 was $1,636,287 compared to $ 1,838,667 for the nine months ended September 30, 2003, a decrease of $202,380 or 11.0%. This decrease is primarily due to the overall decrease in net sales and increase in costs of goods sold as previously discussed.

              Selling, general and administrative expenses for the nine months ended September 30, 2004 were $1,448,117, compared to $1,739,260 for the same period in 2003: a decrease of $291,143 or 16.7%. This decrease was primarily due to a decrease in the number of employees resulting in a $240,085 or 27.0% decrease in salary expense.

              Research and development costs for the nine months ended September 30, 2004 were $887,489 compared to $1,303,070 for the nine months ended September 30, 2003: a decrease of $415,581 or 31.9%. This is primarily due to a decrease in the number of employees in 2004 and due to the Company

                                  CIMNET, INC.

                                   (Unaudited)



         not utilizing any contract employees for research and development purposes during 2004. Specifically, salary expense decreased by $354,965or 29.0% in 2004 due to the decrease in the number of employees.

              The operating loss for the nine months ended September 30, 2004 was $699,319 compared to $1,203,663 for the nine months ended September 30, 2003. This represents a decrease of $504,344 in the amount of operating loss. This decrease is primarily due to the reduction of salary expense for both the Selling, general and administrative, and the Research and development areas, as previously discussed.

              Net interest expense for the nine months ended September 30, 2004 was $18,025 or 0.9% of net sales, compared to net interest expense of $5,684 or 0.03% of net sales for the nine months ended September 30, 2003. This $12,341 change is primarily attributable to the interest paid on the outstanding line of credit line balance during the nine months ended September 30, 2004.

              Other income for the nine months ended September 30, 2004 was $21,383 or 0.7% of net sales compared to $46,040 or 2.3% of net sales for the nine months ended September 30, 2003. This change is due to the Company not recognizing any aircraft rental income after July 2004 because the Company discontinued its ownership interest in Reading Air Charter LLC. During the nine months ended September 30, 2004 the Company sold all of its remaining available for sale securities resulting in a loss of $115,135. During the same period in 2003, the Company had sold available for sale securities, resulting in a loss of $176,006.

               In July 2004, as a result of the Company discontinuing its ownership interest in Reading Air Charter LLC of $84,500, and relinquishing its rights to an aircraft with a Net Book Value of $203,605 and being relieved of its related obligations totaling $155,677, the Company recorded a loss of $132,428. There was no such transaction during the nine months ended September 30, 2003.

              No benefit for income taxes was recorded for the nine months ended September 30, 2004. In contrast, a benefit of $63,971 was recognized for the nine months ended September 30, 2003. The change is primarily due to the Company incurring net operating losses for 2002, 2003 and the first nine months of 2004. These related net operating loss carry forwards will, however, be available to off-set taxable income in future periods. The Company has approximately $1.5 million of deferred tax assets that have been reserved at September 30, 2004.

              Net loss for the nine months ended September 30, 2004 was ($943,524) or ($0.15) per basic and diluted shares as compared to ($1,275,342) or ($0.22) per basic and diluted shares for the nine months ended September 30, 2003.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2004

              Net sales for the three months ended September 30, 2004 increased by 0.5% or $3,233 compared to net sales for the three months ended September 30, 2003. This increase is predominantly due an increase in the amount of realized maintenance contract revenues for the quarter.

              Costs of goods sold for the three months ended September 30, 2004 were $58,580 or 9.4% of net sales compared to $73,862 or 12.5% of net sales for the three months ended September 30, 2003, a decrease of $15,282 or 20.7%. This decrease in costs of goods sold is primarily due to the fact that during the three months ended September 30, 2004 the Company did not need to hire any third party contractors for implementation of the Company's products, where as the Company utilized third party contractors during the three months ended September 30, 2003 for product implementation.

              Gross profit for the three months ended September 30, 2004 was $535,687 compared to $517,172 for the three months ended September 30, 2003, an increase of $18,515 or 3.6%. This increase is primarily due to the 20.7% decrease in cost of goods sold along with 0.5% increase in net sales during the three months ended September 30, 2004 over the three months ended September 30, 2003 as previously discussed.

              Selling, general and administrative expenses for the three months ended September 30, 2004 were $470,481 compared to $571,666 for the same period in 2003, a decrease of $101,185 or 17.7%. This decrease was primarily due to a $70,898 or 25.0% decrease in salary expense due to decrease in the number of employees; along with a decrease in travel and entertainment costs. Travel and entertainment decreased by $35,190 or 51.1% due to the Company's cost cutting strategies.

              Research and development costs for the three months ended September 30, 2004 were $282,254 compared to $412,894 for the three months ended September 30 2003, a decrease of $130,640 or 31.6%. Research and development salaries decreased by $109,538 or 28.3% in 2004 due to a decrease in the number of employees.

              Loss from operations for the three months ended September 30, 2004 was ($217,048) compared to a loss of ($467,388) for the three months ended June 30, 2003. This represents a decrease of $250,340 in the amount of operating loss. This decrease is primarily due to the reduction of salary expense for both the Selling, general and administrative and the Research and development areas, as previously discussed.

              Net interest expense for the three months ended September 30, 2004 was ($3,929) or 0.6% of net sales, compared to net interest income of $223 or 0.03% of net sales for the three months ended September 30, 2003. This $4,152 change is primarily attributable to the interest paid on the outstanding line of credit balance during the three months ended September 30, 2004.

              Other income (loss) for the three months ended September 30, 2004 was ($4,996) or 0.8% of net sales compared to an other income of $13,226 or 2.2% of net sales for the three months ended September 30, 2003. This is due to the Company not recognizing any aircraft rental income after July 2004 because the Company discontinued its ownership interest in Reading Air Charter LLC and the aircraft.

              In July 2004, as a result of the Company discontinuing its ownership interest in Reading Air Charter LLC of $84,500, and relinquishing its rights to an aircraft with a Net Book Value of $203,605 and being relieved of its related obligations totaling $155,677, the Company recorded a loss of $132,428. There were no such transactions during the three months ended September 30, 2003.

              No benefit for income taxes was recorded for the three months ended September 30, 2004. In contrast, an expense of $174,677 was recognized for the three months ended September 30, 2003 because management deemed it necessary to fully reserve all Deferred tax assets. The Company has incurred net operating losses for 2002, 2003 and the first nine months of 2004. These related net operating loss carry forwards will, however, be available to off-set taxable income in future periods. The Company has approximately $1.5 million of deferred tax assets that have been reserved at September 30, 2004.

              Net loss for the three months ended September 30, 2004 was ($358,401) or ($0.05) per basic and diluted shares as compared to ($628,616) or ($0.11) per basic and diluted shares for the three months ended September 30, 2003.

                                  CIMNET, INC.

                                   (Unaudited)



LIQUIDITY AND CAPITAL RESOURCES

              At September 30, 2004, the Company had current assets of $582,286 as compared to $1,164,963 at December 31, 2003, a decrease of 582,677 or 50.0%. This decrease is due primarily to a decrease of $136,608 in receivables resulting from collections on other receivables and accounts receivable, receipt of $117,390 of income tax receivable, along with sales of securities that were valued at $201,016 at December 31, 2003.

              In July 2004, the Company discontinued its ownership interest in Reading Air Charter LLC and the related aircraft. As a result of these transactions the Company recorded a reduction of $84,500 in its investment in the Joint venture assets, which were included in other assets. Additionally, the Company invested $50,000 in a software sub-licensing agreement. Current liabilities decreased by $372,221 from December 31, 2003 to September 30, 2004. This decrease is primarily due to decreased borrowings on the line of credit as of September 30, 2004 versus that of December 31, 2003, release from obligation on the note payable associated with the aircraft, and a decrease in deferred income.


OPERATING ACTIVITIES

              Cash used in operations for the nine months ended September 30, 2004 and 2003 was $478,913 and $191,190, respectively. The increase in the cash used by operations was primarily attributable to the following changes: a decrease of $117,390 in income tax receivable in contrast to $501,167 for the same period in 2003, a decrease of $104,105 in deferred income compared to $253,394 in 2004, and a decrease of only $139,341 in accounts receivables in contrast to $592,291 in 2003.


INVESTING ACTIVITIES

              Cash provided by investing activities was $202,705 for the nine months ended September 30, 2004 as compared to $41,495 for the nine months ended September 30, 2003. This change is primarily due to the proceeds of $260,364 received from the sale of available for sale securities, and the cash expended of $50,000 to purchase a software sublicensing agreement.


FINANCING ACTIVITIES

              Financing activities provided $176,973 in cash for the nine months ended September 30, 2004 compared to $224,093 of cash provided in financing activities for the same period in 2003, a decrease of $47,120 in cash provided by financing. This decrease resulted from the funds of $360,000 raised from issuance of common stock being used in the amount of $151,932 to make payments on the outstanding balance in the credit line and $31,095 of payments being made on principal of the long term borrowing, prior to the release of the Company of that obligation as previously described.

                                  CIMNET, INC.

                                   (Unaudited)



CAPITAL RESOURCES

              The Company has a line of credit available with its bank. As of September 30, 2004, the Company had $320,932 available on its line of credit. At December 31, 2003, the Company was in violation of one of the financial covenants in its loan document. The Bank waived this violation at December 31, 2003.

              In July 2004, the Company entered into a Revolving Credit Agreement with Sundaresh Ramayya, a director of the Company, pursuant to which Mr. Ramayya has agreed to lend to the Company up to $2 million, but not more than $150,000 under any borrowing request submitted by the Company. The Company has agreed to pay interest on any outstanding amount at a rate of 4% per annum, payable quarterly, and the outstanding principal amount shall be due and payable on the maturity date which is on the second anniversary of the Agreement (unless accelerated upon an event of default). However, Mr. Ramayya has the right to terminate the Revolving Credit Agreement upon 15 days prior written notice to the Company at which time the obligation of Mr. Ramayya to lend to the Company terminates. There were no fees or expenses paid by the Company in connection with the execution of the Revolving Credit Agreement and as of September 30, 2004, there is no outstanding balance thereunder.

              The Company has no material commitments for capital expenditures at September 30, 2004 and believes that its cash from operations, existing balances and available credit lines will be sufficient to satisfy the needs of its operations and its capital commitments for the near future.

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

              In July 2004, the Company sold units ("Units") in a private placement transaction to a limited number of investors. Each Unit consisted of 100,000 shares of Common Stock and 100,000 Class A Common Stock Purchase Warrants (the "Class A Warrants"), and sold for a purchase price of $50,000 per unit. The Company paid no commissions or other fees and received proceeds of $360,000 from the offering. The Class A Warrants are exercisable for a period of five (5) years at an exercise price of $1.00 per share. The investors in the Units have piggyback registration rights, and included certain officers and directors: Lynn Richardson, the wife of John Richardson, the Chief Executive Officer of the Company (2 Units); Karl Gerhart, a director of the Company (1 Unit); and J. Jeffrey Fox, a director of the Company (1/5 Unit). The proceeds of this private placement will be used by the Company for working capital purposes.

              In August 2004, the Company entered into an agreement with a consultant to assist it in raising capital from identified prospects for a period of six months. The agreement includes a non-refundable retainer consisting of 20,000 shares of Company's common stock, as well as a success fee of 8% of the capital raised. In addition, the Company granted to the consultant an option to purchase 8% of any security sold to such introduced investors on the same terms and conditions for a period of five years.

                                  CIMNET, INC.

                                   (Unaudited)



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

              As required by SEC Rule 13a-15(b), we carried out an evaluation as of September 30, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

              There has been no change in our internal controls over financial reporting during our most recent fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS

     We are not presently a party to any material legal proceedings nor are any material legal proceedings presently threatened against us.


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

     In July 2004, the Company sold units ("Units") in a private placement transaction to a limited number of investors. Each Unit consisted of 100,000 shares of Common Stock and 100,000 Class A Common Stock Purchase Warrants (the "Class A Warrants"), and sold for a purchase price of $50,000 per unit. The Company paid no commissions or other fees and received proceeds of $360,000 from the offering. The Class A Warrants are exercisable for a period of five (5) years at an exercise price of $1.00 per share. The investors in the Units have piggyback registration rights, and included certain officers and directors: Lynn Richardson, the wife of John Richardson, the Chief Executive Officer of the Company (2 Units); Karl Gerhart, a director of the Company (1 Unit); and J. Jeffrey Fox, a director of the Company (1/5 Unit). The proceeds of this private placement will be used by the Company for working capital purposes


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None


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




Dated:   November 12, 2004
         Robesonia, Pennsylvania


                                        CIMNET, INC.



                                        By: /s/ JOHN D. RICHARDSON
                                            ------------------------------------
                                            Name: John D. Richardson
                                            Title: Chairman of the Board,
                                            Chief Executive Officer and
                                            Principal Accounting Officer