Form 10KSB
period 2004-12-31
CIMNET INC/PA
filed 2005-03-31
CIK 1035901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     _______

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004       Commission File Number 0-22597

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

            Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            Revenues for the Issuer's most recent fiscal year are $2,390,957.

            The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 22, 2005 was approximately $2,667,638 (based upon a closing price of $.80 per share).

            The number of outstanding shares of the Issuer's common stock as of March 22, 2005 was 7,293,859 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

            Part III incorporates certain information by reference from the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held during the second quarter of 2005.

                                 CIMNET(R), INC.

                                Table of Contents

                                                                            Page
                                                                            ----

PART I........................................................................3

         Item  1. BUSINESS....................................................3
         Item  2. PROPERTIES.................................................22
         Item  3. LEGAL PROCEEDINGS..........................................23
         Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.........23

PART II......................................................................23

         Item  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS......................................23
         Item  6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                    OF OPERATIONS............................................26
         Item  7.   FINANCIAL STATEMENTS.....................................33
         Item  8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE......................33
         Item  8.A. CONTROLS AND PROCEDURES..................................31
         Item  8.B. OTHER INFORMATION........................................31

PART III.....................................................................33

         Item  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                    AND CONTROL PERSONS; COMPLIANCE WITH SECTION
                    16(a) OF THE EXCHANGE ACT OF THE REGISTRANT..............33
         Item  10.  EXECUTIVE COMPENSATION...................................34
         Item  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...........34
         Item  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........34
         Item  13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K..................34
         Item  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...................34

PART IV......................................................................35

         Item  15.  EXHIBITS AND FINANCIAL STATEMENTS........................35
         Item  16.  SIGNATURES...............................................36

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in this Annual Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report, the words "believe," "anticipate," "intend," "estimate," "expect," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I - Risk Factors, and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the day this Annual Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

                                     PART I
                                     ------

Item     1.   BUSINESS
              --------

         CIMNET(R) is a leading developer and marketer of process improvement software solutions for the global manufacturing industry. Since the Company's founding in 1984, CIMNET(R) has provided manufacturers with information and communication software solutions for their production environment. The Company's software solutions manage the collaboration between process information on the shop floor and financial/logistical information in the office and supply chain. In addition, CIMNET's(R) software solutions control and enhance a company's production process inputs, improving manufacturing flexibility and lowering production costs.

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

         CIMNET(R) is proud to report that many of its clients are leading manufacturers, including GE Power Systems, Alcoa, Johnson & Johnson, Raytheon, Timken, Nestle Foods, Barber Foods, Caterpillar, Coca Cola and Andersen Windows. During the year ended December 31, 2004, one of our customers accounted for approximately 14% of our total revenues.

     Recent Developments

         In March 2005, our Factelligence(R) Industrial Portal(TM) ( Factelligence IP) software was selected by a Fortune 100 Metals Company, for use in their manufacturing facilities. As part of the selection, the Company and the Fortune 100 Metals Company executed license and service agreements for the purchase of Factelligence(R) software and services to be rendered in various of the Fortune 100 Metals Company's facilities, globally. As of March 23, 2005, the Company has received the first two purchase orders against the global agreements.

         As of December 2004, the Company borrowed $130,000 from John Richardson, the Company's Chief Executive Officer and founder. In exchange for the loan, Mr. Richardson received a secured demand note from the Company in the aggregate principal amount of $130,000 and a security interest in the assets of the Company. In addition, the Company granted Mr. Richardson a first priority preferred security interest in the Company's software programs. The secured demand note is payable upon demand from Mr. Richardson and bears interest at the prime rate plus 1%. This note is subordinated to the Company's line of credit with its bank lender.

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

         In July 2004, the Company entered into a Revolving Credit Agreement with Sundaresh Ramayya, a director of the Company, pursuant to which Mr. Ramayya has agreed to lend to the Company up to $2 million, but not more than $150,000 under any borrowing request submitted by the Company. The Company has agreed to pay interest on any outstanding amount at a rate of 4% per annum, payable quarterly, and the outstanding principal amount shall be due and payable on the maturity date which is on the second anniversary of the Agreement (unless accelerated upon an event of default). However, Mr. Ramayya has the right to terminate the Revolving Credit Agreement upon 15 days prior written notice to the Company at which time the obligation of Mr. Ramayya to lend to the Company terminates. There were no fees or expenses paid by the Company in connection with the execution of the Revolving Credit Agreement. Currently, the Company has not yet borrowed any funds under this facility. The line of credit expires July 2006. The Chief Executive Officer of the Company has agreed to pledge his shares in the Company as collateral for any sums borrowed under this facility

         In March 2004, we entered into an Amended and Restated Technology License Agreement with Advanced Worx 112 (Proprietary) Ltd., a South African corporation doing business as Adroit Technologies, pursuant to which the Company received a license to exploit Adroit's viznet technology.

Launch of Factelligence Industrial Portal

         After three years in development the Company has launched a revolutionary new product. Factelligence IP is the industry's first comprehensive "Suite" of completely integrated Manufacturing Execution, Business Intelligence and HMI/SCADA software built on Microsoft's .NET technology. We believe Factelligence IP fills an unmet market need by bringing together, under a single brand, an interoperable, feature-rich set of tools capable of revolutionizing factory floor management, using the evolving industry-standard Microsoft technology. Factelligence IP uses a modular approach to package CIMNET's applications; Manufacturing Execution Systems (MES), Human Machine Interface, Supervisory Control and Data Acquisition (HMI/SCADA), and Business Intelligence (BI).

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

         (d) Labor and Shift Manager. The Labor and Shift Manager records labor times and location of operators for each job and shift. Further, it assists managers in planning complex shift schedules including planned downtime for each machine.

         (e) DNC Manager. The management of valuable machine tools by the DNC Manager provides a reliable method to upload and download programs to customers' machines. DNC Manager includes a powerful g-code editor to centrally create and edit machining designs.

         (f) Folders Manager. "Paperless" manufacturing is well within a customer's reach with the Folders Manager. This module provides for the definition of electronic folders for presentation of important computer assisted design drawings, tooling instructions and multimedia to manufacturing operators.

         (g) Procedure Step Manager. Procedure Step Manager assists customers in designing complex standard operating procedures to guide operators through their assembly or validated process. It includes instruction, data entry, electronic signature and process control steps. This manager integrates with other document management and plant control systems.

         (h) Certification Manager. The Certification Manager defines which people have the authority to make important product decisions, operate complex processes or approve quality results.

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

         CPM is the application of collaborative manufacturing principles to the management of manufacturing processes. Collaborative Production Management normally refers to the synchronizing, executing, tracking, reporting and optimizing of manufacturing processes. Production management systems are not standalone. While performing the production-centric functions of planning, controlling, optimizing, and informing, they must integrate with plant floor control systems and business systems.

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

                             [GRAPHIC CHART OMITTED]
                            Total Addressable Market
(millions)

    2001**        2002**        2003         2004*         2005*         2006*
----------    ----------    ----------    ----------    ----------    ----------
$ 3,162.26    $ 3,351.00    $ 3,749.20    $ 4,180.51    $ 4,654.17    $ 5,185.99

**estimated
*forecast
Figure 1 Source: ARC Advisory Group

         According to the latest ARC Advisory Group statistics, the Company's total addressable market is expected to increase to approximately $5.2 billion in 2006, a compound annual growth rate of 11% over the next several years (See Figure 1). CIMNET(R)'s competitors include other independent software solutions providers like the Company, as well as divisions of large organizations.

                             [GRAPHIC CHART OMITTED]
                                 CPM - Discrete
(millions)

  2001**       2002**        2003          2004*          2005*         2006*
--------     --------      --------      --------       --------      --------
$ 449.60     $ 485.00      $ 519.50      $ 597.43      $ 687.04       $ 790.09

**estimated
*forecast
Figure 2 Source:  ARC Advisory Group

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

                             [GRAPHIC CHART OMITTED]
                                 CPM - Process
(millions)

  2001          2002           2003         2004*         2005*         2006*
--------      --------     ----------    ----------    ----------    ----------
$ 963.00      $ 969.00     $ 1,100.00    $ 1,221.00    $ 1,355.31    $ 1,504.39

*forecast
Figure 3 Source: ARC Advisory Group

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

                             [GRAPHIC CHART OMITTED]
                       Enterprise Performance Management
(millions)

      2002            2003             2004*          2005*           2006*
   ----------      ----------       ----------     ----------      ----------
   $ 1,442.30      $ 1,642.70       $ 1,838.18     $ 2,056.92      $ 2,301.70

*forecast
Figure 4 Source: ARC Advisory Group

         Figures 2 and 3 illustrate how the Company's core Manufacturing Execution System (or Collaborative Production Management) solutions address an existing $1.8 billion market that is expected to grow to $2.3 billion by 2006. The Company's innovative new HMI/SCADA solution addresses a separate $500 million Human Machine INTERFACE MARKET (Figure 5) that is expected to grow better than 7% per year. In Q1 2005, the Company released its Business Intelligence module, a new solution targeted at the $1.8 billion Enterprise Performance Management market. While these markets have traditionally been served by their own set of focused solutions providers, the Company's Factelligence IP Suite intends to unify them. As the manufacturing sector recovers and competitive pressures mount, overall spending on total factory floor automation software spending is expected to increase at an 11% rate.

                             [GRAPHIC CHART OMITTED]
                             HUMAN MACHINE INTERFACE
(millions)

  2001           2002          2003          2004*         2005*         2006*
--------       --------      --------      --------      --------      --------
$ 414.20       $ 454.70      $ 487.00      $ 523.90      $ 554.90      $ 589.80

*forecast
Figure 5 Source: ARC Advisory Group

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

         This confluence of events is creating opportunity for factory automation software solutions providers with leading edge products that are easy to implement, simple to operate and that provide better control of the factory floor.

         The competitive pressures on manufacturers has intensified and is on the precipice of creating a demand for software solutions that can improve a manufacturers' ability to efficiently coordinate customer orders into the manufacturing supply chain. The Company's Factelligence(R) software solution provides manufacturers in a variety of industries with a configurable, out-of-the-box answer to their need to improve their competitiveness.

Sales and Marketing

     In 2005, the Company plans to substantially change its sales and marketing approach. The Company's new marketing strategy will capitalize on:

1)   The strength of its new Factelligence IP Suite ,

2) An increased number of stand-alone software solutions, such as HMI/SCADA, MES and Business Intelligence facilitated by the Company's modular Factelligence,

3) Products targeted to a broader range of customer budgets, primarily oriented towards introductory products selling for considerably less than the cost of a historical Company implementation, and,

4) Market disruptions in the software solution distribution network being created by the vertical integration plans of some of the industry's most prominent competitors.

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

         The Company's marketing strategy is to introduce its Factelligence IP and its constituent software solution modules quickly and broadly to the market. The marketing plan will significantly expand the distribution network and market the Factelligence Suite in both packaged form (where a customer would buy all of the constituent component MES, HMI/SCADA and BI modules) as well as in limited form, such as individual modules, or limited number of seat licenses. The availability of the set of modules available in modular form will provide the Company with software solutions at price points that appeal to manufacturers with a limited factory floor automation budget, but which generally make a much quicker purchase decision.

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

         As of March 30, 2005, we had 13 employees and 1 consultant engaged in research and development activities. During the years ended December 31, 2004, 2003, and 2002, we spent $1,083,849, $1,621,835, and $2,004,906, respectively, on research and development. We expect to continue to commit significant resources to research and development in the future. To date, no research and development costs have been capitalized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         CIMNET's(R) current competitors include a number of companies offering one or more solutions for the manufacturing software automation market, some of which are directly competitive with CIMNET's(R) products. For example CIMNET's(R) competitors at the DNC market include InterCim, Greco Systems and Predator. In the MES market space, CIMNET's(R) key competitors include Camstar, Datasweep, Wonderware, Siemens and GE Fanuc. We also may face competition from systems integrators and consulting firms which design and develop custom software and systems. Some of these firms may possess industry-specific expertise or reputations among potential customers for offering solutions to a manufacturing need.

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

Employees

         As of March 30, 2005, we had 23 employees, including 13 in research and development of new software, and implementation; 6 in sales and marketing; 1 in developing corporate partnerships and strategic alliances, and 3 in operations and order processing. In addition we have 1 consultant working on research and development of new software.

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

Risks Related To Our Business
-----------------------------

         We Have Incurred Substantial Losses And We May Not Be Profitable In The Future. During the fiscal years ended December 31, 2004 and 2003, we reported a net loss of $1,203,578 and $2,052,396, respectively. Through December 31, 2004, our accumulated deficit equaled $4,316,064. Although we reported a net profit during the 2001 fiscal year, we cannot be certain that we will return to profitability in the future. Failure to return to profitability may adversely affect our ability to conduct business and the market price of our common stock.

         We May Need Additional Capital, and We Cannot Be Sure That Additional Financing Will Be Available. Historically, we have funded our operating losses and capital expenditures through proceeds from private equity and debt financings. During 2004, we issued shares of our common stock and common stock purchase warrants in a private placement and borrowed funds from John Richardson, our Chief Executive Officer and founder, to fund our on going operations. See "Recent Developments". Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the immediate future, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans. Our inability to obtain additional financing could have a material adverse effect on the Company's business, financial condition, prospects and results of operations.

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

         Our Quarterly Operating Results May Fluctuate Because We Depend On A Small Number Of Large Orders From A Limited Number Of Customers. We derive a significant portion of our software license revenue in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal period could be materially adversely affected if we are unable to complete one or more substantial license sales planned for that period. During the year ended December 31, 2004, one customer accounted for approximately 13.57% of our total revenue and during the year ended December 31, 2003 the same customer accounted for approximately 24% of our total revenue. In addition, the purchase and implementation of our products typically involve a significant cost to our customers, including the purchase of related hardware and software, as well as training and integration costs. These implementations also include a substantial commitment of resources by our customers or their consultants over an extended period of time. As a result, our sales cycle is relatively long. Our services revenue, which is largely correlated with our license revenue, has fluctuated and may fluctuate in the future due to significant consulting and implementation services performed in a quarter.

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

         Loss Of Key Personnel Could Adversely Affect Our Business. Our future success depends to a significant degree on the skills, experience and efforts of John D. Richardson, III, our founder, Chairman of the Board and Chief Executive Officer, Anthony Crouch our Chief Technology Officer, and Jason Dietrich our Vice President of Sales. The loss of the services of Mr. Richardson, Mr. Crouch or Mr. Dietrich could have a material adverse effect on our business, operating results and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. The loss of one or more of our executive officers and other members of senior management could have a material adverse effect on our business, operating results and financial condition.

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

         We Could Incur Substantial Costs As A Result Of Product Liability Claims Relating To Our Customers' Critical Business Operations. Our products are frequently critical to the operations of our customers' businesses. Despite employing software license agreements that significantly limit our liability, if one of our products fails, a customer may assert a claim for substantial damages against us, regardless of our responsibility for such failure. Product liability claims could require us to spend significant time and money in litigation or to pay significant damages. Although we maintain general liability insurance, including coverage for errors and omissions, there can be no assurance that such coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

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

         Our Common Stock Is Particularly Subject To Volatility Because Of The Industry That We Are In. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology companies, particularly software companies, have been extremely volatile, and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the market price of our common stock

         The Significant Control Over Stockholder Voting Matters Which May Be Exercised By Our Executive Officers And Directors Will Deprive You Of The Ability To Influence Corporate Actions. John D. Richardson, our founder, Chief Executive Officer and Chairman of the Board controls approximately 44.7% of the outstanding shares of common stock. As a result, he will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of CIMNET(R), could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of CIMNET(R) and might affect the market price of our common stock.

         Future Sales By Existing Security Holders Or Issuances Of Securities By The Company Could Depress The Market Price Of Our Common Stock. If the Company or our existing stockholders sell a large number of shares of our common stock (or securities convertible into or, exercisable for, shares of common stock), the market price of our common stock could decline significantly. Moreover, the perception in the public market that the Company or our existing stockholders might sell shares of common stock could depress the market price of our common stock.

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
              -----------

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
              ------------------

         We are not presently a party to any material legal proceedings nor are any material legal proceedings presently threatened against us.

Item     4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.
              ---------------------------------------------------

         No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 2004.

                                     PART II
                                     -------

Item     5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.
              -------------------------------------------------------------

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

         The following table sets forth the range of high and low bid quotations for our Common Stock, for the two year period ended December 31, 2004 as reported by the OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. In the future, the trading volume of our common stock may be extremely limited (or non-existent). As a result, the liquidity of an investment in our common stock may be adversely affected.

                                  Common Stock


                               High   Low                            High   Low
                               ----   ---                            ----   ---
              2004                                 2003
              ----                                 ----

         Quarter ended                        Quarter ended
         March 31, 2004       $1.08   $.62    March 31, 2003        $ .75  $ .43

         Quarter ended                        Quarter ended
         June 30, 2004        $.94    $.27    June 30, 2003         $ .75  $ .43

         Quarter ended                        Quarter ended
         September 30, 2004   $.70    $.38    September 30, 2003    $ .80  $0.65

         Quarter ended                        Quarter ended
         December 31, 2004    $.57    $.37    December 31, 2003     $1.55  $0.65

         On March 22, 2005, the final quoted prices as reported by the OTC Bulletin Board was $.80 for each share of Common Stock. As of March 22, 2005, there were 7,293,859 shares of Common Stock outstanding, held of record by approximately 74 record holders.

Equity Compensation Plan Information

         The following table summarizes our equity compensation plans as of December 31, 2004:

                                      Equity Compensation Plan Information
                                      ------------------------------------

                                                                   (b)                      (c)
                                           (a)               Weighted-average  Number of securities remaining
                                 Number of securities to    exercise price of  available for future issuance
                                be issued upon exercise of     outstanding     under equity compensation plans
                                   outstanding options,     options, warrants      (excluding securities
Plan category                      warrants and rights          and rights        reflected in column (a)
=============================   ==========================  =================  ===============================
Equity compensation plans or
arrangements approved by
security holders                         1,072,500                 $1.00                   1,644,612

Equity compensation plans or
arrangements not approved by
security holders                           200,000                 $2.00                          --

Total                                    1,272,500                 $1.15                   1,644,612
---------------------------------------------------------------------------------------------------------------

Recent Sales of Unregistered Securities

         During the years ended December 31, 2004 and 2003, the Company sold the following equity securities that were not registered under the Securities Act of 1933, as amended:

         In August 2004, the Company issued in a private transaction pursuant to
Section 4(2) of the Securities Act of 1933, as amended, 20,000 shares of its Common Stock to a financial advisor for services rendered.

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

         In December, 2003, the Company issued in a private placement transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended, 100,000 shares of common stock and 100,000 common stock purchase warrants to a partner of the Company's outside law firm for an aggregate purchase price of $75,000 which was paid in cash. The warrants contain cashless exercise and certain customary anti-dilution provisions. The warrants are exercisable at any time during a ten (10) year period ending on December 31, 2013 at an exercise price of $1.00 per share.

Stock Options
-------------

         On January 16, 2003, the Company granted options to purchase a total of 120,000 shares of the Company's common stock to certain members of management. The options are exercisable at $.57 per share, one third of which vest on each of the first three anniversaries of the grant date, and expire on January 15, 2013.

         On May 20, 2003, the Company granted options to purchase 12,500 shares of the Company's common stock to each of Karl Gerhart and David Birk as compensation for serving as a director of the Company. The options are exercisable at $.65 per share for a period of five (5) years commencing on May 21, 2004.

         On August 12, 2003, the Company granted options to purchase 10,000 shares of the Company's common stock to an employee. The options are exercisable at $.65 per share, one third of which vest on each of the first three anniversaries of the grant date, and expire on August 11, 2013.

         On May 24, 2004, the Company granted options to purchase 12,500 shares of the Company's common stock to each of J. Jeffrey Fox and Sundaresh Ramayya as compensation for serving as a director of the Company. The options are exercisable at $.33 per share for a period of five (5) years commencing on May 24, 2005.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS
              --------------------------------------------------------------

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

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

         Net Sales for the year ended December 31, 2004 were $2,390,957, an increase of 1.9% or $45,063 over net sales for the year ended December 31, 2003.

         Costs of goods sold for 2004 were $283,567 compared to $280,077 for 2003, an increase of $3,490 or 1.2% which corresponds with the increase in net sales.

         Gross profit for 2004 was $2,107,390 compared to $2,065,817 for 2003, an increase of $41,573 or 2.0% which is consistent with the increase in net sales and cost of goods sold.

         Selling, general and administrative expenses for 2004 were $1,923,231 or 80.4 % of net sales compared to $2,275,973 or 97.0% of net sales, for 2003, a decrease of $352,742 or 15.5%. This decrease is due to the continuation and enhancement of cost cutting measures started by the Company in 2003. The decrease is primarily attributable to the changes in the following categories: salaries decreased by $157,260 due to cuts in the number of employees and reduced salaries; commissions decreased by $51,475 due to modifications in commission structures; legal expenses decreased by $51,150, travel and entertainment costs decreased by $52,412; however these decreases in the above mentioned areas was offset by increases in some other areas; specifically advertising and marketing increased by $86,528 due to the promotions of new products.

         Stock compensation relating to employee compensation, consulting and legal services decreased by $72,651, which resulted from a decrease in the number of options that vested during 2004. Additionally, in 2003, options with a value of $36,000, were issued to the Company's legal counsel.

         In 2004 development costs were $1,083,849 compared to $1,621,835 in 2003, a decrease of $537,986 or 33.8% from the previous year. This is primarily due to a decrease in the number of employees, and also due to the Company not utilizing any contract employees for research and development purposes during 2004. Specifically, salary expense decreased by $406,530 in 2004, a decrease of 29.5% from 2003.

         Loss from operations for 2004 was ($954,413) compared to ($1,959,365) in 2003, a decrease of $1,004,952 or 51.3% from the previous year. This decrease is primarily due to the reduction of salary expense for both the selling, general and administrative, and the research and development areas, as previously discussed.

         Net interest expense for 2004 was $22,888 or 1.0% of net sales, compared to net interest expense of $5,947 or 0.3% of net sales for 2003. In 2004 the Company had borrowed on the credit line throughout the year and therefore paid interest during all twelve months, whereas in 2003 the Company had borrowed on the credit line only during the last five months of the year, thus incurring less interest expense. In addition, in 2004 there was only $1,092 earned interest on the short term investments and cash balances held with the bank, whereas, in 2003 other income also included interest earned and dividend income, in the amount of $6,675, on the short term investments and cash balance held with the bank.

         Realized loss on the sale of securities was approximately $115,000 versus approximately $176,000 in 2003. These losses arose as the Company sold its interests in its available for sale securities as cash flow needs arose in operations. At December 31, 2004, the Company no longer holds any investments in securities available for sale.

         During 2004, the Company disposed of its interest in a limited partnership, gave up its interest in an aircraft and was relieved of its portion of a note payable associated with the aircraft. These transactions generated a loss of approximately $129,000 for the year ended December 31, 2004. Also, rental income in 2003 included a full year of rental income associated with the aircraft, whereas 2004 includes rental activity only through the date at disposition.

         There was no income tax benefit in 2004 compared to the income tax benefit of ($36,357) for 2003. The income tax benefit was not recognized due to the uncertainty of the Company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future years. The Company has approximately $1.4 million of deferred tax assets the majority of which have been reserved at December 31, 2004. The necessity to carry all or a portion of this allowance will be considered as circumstances change over future periods.

         Net loss for 2004 was ($1,203,578) or ($0.19) per share of common stock (basic and diluted) as compared to a net loss of ($2,052,396) or ($0.35) per share (basic and diluted) of common stock in 2003. This decrease in loss is primarily due to the reduction of salary expense for both the selling, general and administrative, and the research and development areas along with reductions in other operating expenses as a result of cost cutting measures taken by the Company.

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

Liquidity and Capital Resources

         At December 31, 2004, the Company had current assets of $773,663 versus $1,145,866 at December 31, 2003, a decrease of $372,203 or 32.5%. This reduction is the result of the current year loss and utilization of funds in operations and various fluctuations, the most significant of which are the decrease in securities available for sale by $201,016, a decrease in other receivables by $75,000, and a decrease in income taxes receivable and deferred income tax assets by $106,607.

         In July 2004, the Company discontinued its ownership interest in Reading Air Charter LLC and a related aircraft. As a result of these transactions the Company recorded a reduction of $77,500 in its investment in the joint venture which was included in other assets. Also, during 2004, the Company invested $50,000 in a software sub-licensing agreement which is included in other assets at December 31, 2004.

         Current liabilities were $1,847,547 at December 31, 2004 versus $1,714,299 at December 31, 2003, an increase of $132,248. This increase is primarily due to the incurrence of a demand loan payable of $130,000 and additional accrued dividends of $80,00, net of the current portion of the note payable on the aircraft, for which the Company was relieved of its liability upon relinquishing its interest in the aircraft.

Operating Activities

Cash used in operations for fiscal 2004 and 2003 was ($654,167) and ($294,091), respectively. This increase of $360,076 in the cash used by operations was primarily attributable to the following changes: a decrease of only $95,736 in accounts receivables in 2004 in contrast to a decrease of $752,708 in 2003, a decrease in deferred income of $63,611 in 2004 versus an increase of $76,576 in 2003 and the receipt of income tax refunds of approximately $400,000 more in 2003 than in 2004.

Investing Activities

         Cash provided by investing activities was $199,441 in 2004 as compared to $38,847 in 2003. This change is primarily due to the proceeds of $260,364 received from the sale of available for sale securities, versus proceeds from a similar transaction in 2003 of only $76,576.

Financing Activities

Financing activities provided $472,738 in 2004 compared to $275,060 in 2003, an increase of $197,678 in cash provided by financing. This increase resulted from the funds from $360,000 raised from issuance of common stock through a private placement and $130,000 from a demand note borrowing from a stockholder.

Capital Resources

     The Company has a line of credit available with its bank. As of December 31, 2004, the Company had $158,932 available on its line of credit. At December 31, 2004, the Company was in violation of one of the financial covenants in its loan document. The Bank waived this violation at December 31, 2004. The line is renewed until April 30, 2005.

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

     In July 2004, the Company entered into a Revolving Credit Agreement with Sundaresh Ramayya, a director of the Company, pursuant to which Mr. Ramayya has agreed to lend to the Company up to $2 million, but not more than $150,000 under any borrowing request submitted by the Company. The Company has agreed to pay interest on any outstanding amount at a rate of 4% per annum, payable quarterly, and the outstanding principal amount shall be due and payable on the maturity date which is on the second anniversary of the Agreement (unless accelerated upon an event of default). However, Mr. Ramayya has the right to terminate the Revolving Credit Agreement upon 15 days prior written notice to the Company at which time the obligation of Mr. Ramayya to lend to the Company terminates. There were no fees or expenses paid by the Company in connection with the execution of the Revolving Credit Agreement and as of December 31, 2004, there is no outstanding balance there under.

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

         In December 2004, the Company borrowed $130,000 in the form of a demand note payable with a director. The secured demand note is payable upon demand from the director and bears interest at the prime rate plus 1%. This note is subordinated to the Company's line of credit with its bank lender.

         The Company has no material commitments for capital expenditures at December 31, 2004 and believes that its cash from operations, existing balances and available credit lines will be sufficient to satisfy the needs of its operations and its capital commitments for the near future.


Application of Critical Accounting Policies:

         Disclosure of the Company's significant accounting policies is included in Note 2 to the audited financial statements. Certain of these policies are particularly sensitive requiring judgments, estimates and assumptions to be made by management. Senior management has discussed the development of such estimates, and related Management Discussion and Analysis disclosure, with the board of directors. The following accounting policies are the ones identified by management to be critical to the results of operations:

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

         Goodwill - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually or more frequently if impairment indicators arise. Based upon such review, management determined that no write-down of goodwill was required as of December 31, 2004.

         Software Development Costs - Under the criteria set forth in SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross product revenue, estimated economic product lives, and changes in software and hardware technology. Amounts that would have been capitalized under this statement after consideration of the above factors were immaterial and, therefore no software development costs have been capitalized by the Company during 2004.

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

Item     7.   FINANCIAL STATEMENTS
              --------------------

         See Financial Statements following Item 14 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
              ---------------------------------------------------------------

         None.

Item     8A.  CONTROLS AND PROCEDURES
              -----------------------

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

         As required by SEC Rule 13a-15(b), we carried out an evaluation as of December 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in our internal controls over financial reporting during our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item     8.B. OTHER INFORMATION
              -----------------

         None.


                                    PART III
                                    --------

Item     9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
              ---------------------------------------------------

         Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item     10.  EXECUTIVE COMPENSATION
              ----------------------

         Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
              ------------------------------------------------------------------

         Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item     12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

         Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item     13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K
              ---------------------------------------

(a) Exhibits.
Exhibits

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

--------------
* Previously filed with the Securities and Exchange Commission.

(b) Reports on Form 8-K

         None.

Item     14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
              --------------------------------------

         Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

                                  CIMNET, INC.

                                FINANCIAL REPORT


                                DECEMBER 31, 2004

TABLE OF CONTENTS
December 31, 2004





                                                                        PAGE NO.

FINANCIAL STATEMENTS:

         Table of Contents.................................................36
         Report of Independent Registered Public Accounting Firm...........37
         Balance Sheets....................................................38
         Statements of Operations..........................................40
         Statements of Changes in Stockholders' Equity.....................41
         Statements of Cash Flows..........................................42
         Notes to Financial Statements.....................................44

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders
Cimnet, Inc.


         We have audited the accompanying balance sheets of Cimnet, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require than we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cimnet, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                        /s/ BEARD MILLER COMPANY LLP
                        ----------------------------
                            Beard Miller Company LLP



Reading, Pennsylvania
March 15, 2005

CIMNET, INC.
================================================================================
BALANCE SHEETS
December 31, 2004 and 2003


                                                             2004        2003
                                                          ----------  ----------
                                    ASSETS
CURRENT ASSETS

     Cash and cash equivalents                            $  155,653  $  137,641
     Securities available for sale                                 0     201,016
     Accounts receivable, net of allowance
         for doubtful accounts 2004 $16,470; 2003 $17,022    312,924     333,108
     Other receivable                                              0      75,000
     Inventories                                              98,430      94,841
     Prepaid expenses                                         66,237      57,254
     Income taxes receivable                                       0      98,313
     Deferred income tax assets                              140,419     148,713
                                                          ----------  ----------

         Total Current Assets                                773,663   1,145,886

PROPERTY AND EQUIPMENT, NET                                  310,731     575,865

GOODWILL                                                   2,364,145   2,364,145

OTHER ASSETS                                                  50,000      77,500
                                                          ----------  ----------

         Total Assets                                     $3,498,539  $4,163,396
                                                          ==========  ==========

See notes to financial statements.
--------------------------------------------------------------------------------

                                                                           2004           2003
                                                                        -----------   -----------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Line of credit                                                     $   341,068   $   331,000
     Demand note payable, stockholder                                       130,000             0
     Current portion of capital lease obligation                             10,010             0
     Current portion of long-term debt                                            0        59,067
     Accounts payable                                                       133,770       103,287
     Accrued expenses                                                        64,333        68,968
     Dividends payable on preferred stock                                   266,000       186,000
     Deferred income                                                        902,366       965,977
                                                                        -----------   -----------

         Total Current Liabilities                                        1,847,547     1,714,299

LONG-TERM DEBT, NET OF CURRENT PORTION                                            0       127,705

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                             21,974             0
                                                                        -----------   -----------

         Total Liabilities                                                1,869,521     1,842,004
                                                                        -----------   -----------

STOCKHOLDERS' EQUITY

     Common stock, $.0001 par value; 15,000,000 shares authorized;
         shares issued and outstanding 2004 7,293,859; 2003 6,553,859           729           655
     Preferred stock, $.0001 8% cumulative convertible; 5,000,000
         shares authorized; 746,965 shares issued and outstanding                75            75
     Paid-in capital                                                      5,945,813     5,557,761
     Accumulated deficit                                                 (4,316,064)   (3,002,737)
     Accumulated other comprehensive loss                                         0      (174,481)
     Deferred stock compensation                                             (1,535)      (59,881)
                                                                        -----------   -----------

         Total Stockholders' Equity                                       1,629,018     2,321,392
                                                                        -----------   -----------

         Total Liabilities and Stockholders' Equity                     $ 3,498,539   $ 4,163,396
                                                                        ===========   ===========

--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
STATEMENTS OF OPERATIONS
Years Ended December 31, 2004 and 2003

                                                                        2004            2003
                                                                     -----------    -----------
NET SALES                                                            $ 2,390,957    $ 2,345,894

COST OF GOODS SOLD                                                       283,567        280,077
                                                                     -----------    -----------

         Gross Profit                                                  2,107,390      2,065,817
                                                                     -----------    -----------

OPERATING EXPENSES
     Selling, general and administrative                               1,923,231      2,275,973
     Stock compensation - employees, consulting and legal services        54,723        127,374
     Research and development                                          1,083,849      1,621,835
                                                                     -----------    -----------

         Total Operating Expenses                                      3,061,803      4,025,182
                                                                     -----------    -----------

         Operating Loss                                                 (954,413)    (1,959,365)
                                                                     -----------    -----------

OTHER INCOME (EXPENSES)

     Interest expense, net                                               (22,888)        (5,947)
     Rental income                                                        17,521         52,565
     Loss on disposition of investment in limited partnership
       and equipment                                                    (128,663)             0
     Realized loss on the sale of available for sale securities         (115,135)      (176,006)
                                                                     -----------    -----------

         Total Other Income (Expenses)                                  (249,165)      (129,388)
                                                                     -----------    -----------

         Loss before Income Tax Benefit                               (1,203,578)    (2,088,753)

INCOME TAX BENEFIT                                                             0        (36,357)
                                                                     -----------    -----------

         Net Loss                                                    ($1,203,578)   ($2,052,396)
                                                                     ===========    ===========

NET LOSS PER COMMON SHARE - BASIC                                    ($     0.19)   ($     0.35)
                                                                     ===========    ===========

NET LOSS PER COMMON SHARE - DILUTED                                  ($     0.19)   ($     0.35)
                                                                     ===========    ===========

See notes to financial statements.
--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2004 and 2003

                                                                                                            Accumulated
                                        Common Stock   Preferred Stock             Retained       Other      Deferred
                                    ------------------ ---------------   Paid-in   Earnings   Comprehensive    Stock
                                       Shares   Amount  Shares  Amount   Capital   (Deficit)      Loss      Compensation   Total
                                    ----------- ------ -------- ------ ---------- ----------- ------------- ------------ ----------
BALANCE - DECEMBER 31, 2002           6,292,321 $ 629  746,965  $  75  $5,391,109 ($  825,663) ($ 415,366)   ($140,255)  $4,010,529
                                                                                                                         ----------

 Comprehensive loss:
    Net loss                                  0     0        0      0           0  (2,052,396)          0            0   (2,052,396)
    Change in unrealized loss on
       available for sale securities          0     0        0      0           0           0     240,885            0      240,885
                                                                                                                         ----------

   Total Comprehensive Loss                                                                                              (1,811,511)
                                                                                                                         ----------

 Stock compensation expense                   0     0        0      0           0           0           0       80,374       80,374
 Consulting and legal service
      expense, fair value of
      options and warrants granted            0     0        0      0      47,000           0           0            0       47,000
 Issuance of common stock               100,000    10        0      0      74,990           0           0            0       75,000
 Dividends and accretion on
    preferred stock                           0     0        0      0      44,678    (124,678)          0            0      (80,000)
 Exercise of stock warrants             161,538    16        0      0         (16)          0           0            0            0
                                    ----------- -----  -------  -----  ---------- -----------  ----------   ----------   ----------

BALANCE - DECEMBER 31, 2003           6,553,859   655  746,965     75   5,557,761  (3,002,737)   (174,481)     (59,881)   2,321,392
                                                                                                                         ----------

 Comprehensive loss:
    Net loss                                  0     0        0      0           0  (1,203,578)          0            0   (1,203,578)
    Change in unrealized loss on
       available for sale securities          0     0        0      0           0           0     174,481            0      174,481
                                                                                                                        -----------

   Total Comprehensive Loss                                                                                              (1,029,097)
                                                                                                                        -----------

 Stock compensation expense                   0     0        0      0           0           0           0       43,723       43,723
 Consulting and legal service
      expense, fair value of shares
      of common stock, options and
      warrants granted                   20,000     2        0      0      12,998           0           0            0       13,000
 Issuance of common stock               720,000    72        0      0     359,928           0           0            0      360,000
 Dividends and accretion on
    preferred stock                           0     0        0      0      29,749    (109,749)          0            0      (80,000)
 Forfeiture of unvested
    stock options                             0     0        0      0     (14,623)          0           0       14,623            0
                                    ----------- -----  -------  -----  ---------- -----------  ----------   ----------  -----------

BALANCE - DECEMBER 31, 2004           7,293,859 $ 729  746,965  $  75  $5,945,813 ($4,316,064) $        0   ($   1,535) $ 1,629,018
                                    =========== =====  =======  =====  ========== ===========  ==========   ==========  ===========

See notes to financial statements.
--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004 and 2003

                                                                          2004        2003
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and amortization                                 97,434     142,479
            Realized loss on sale of securities                          115,135     176,006
            Loss on disposition of investment in limited
               partnership and equipment                                 128,663           0
            Provision for doubtful accounts                                 (552)    (36,471)
            Provision for deferred income taxes                            8,294      48,715
            Stock issued, consulting services                             11,000           0
            Stock options, employees                                      43,723      80,374
            Stock options and warrants, consulting and legal services      2,000      47,000
            (Increase) decrease in assets:
               Accounts receivable                                        95,736     752,708
               Inventories                                                (3,589)     12,189
               Prepaid expenses                                           (8,983)      3,599
               Income taxes receivable                                    98,313     442,505
            Increase (decrease) in liabilities:
               Accounts payable                                           30,483      18,495
               Accrued expenses                                           (4,635)     (5,870)
               Deferred income                                           (63,611)     76,576
                                                                        --------    --------

              Net Cash Used in Operating Activities                     (654,167)   (294,091)
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES

     Investment in limited partnership                                    (7,000)    (25,000)
     Purchase of software licensing agreement                            (50,000)          0
     Purchase of property and equipment                                   (3,921)     (9,614)
     Proceeds from the sale of available for sale securities             260,362      73,461
                                                                        --------    --------

              Net Cash Provided by Investing Activities                  199,441      38,847
                                                                        --------    --------

See notes to financial statements.
--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004 and 2003

                                                               2004          2003
                                                             ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on long-term borrowings              ($ 27,330)   ($ 55,940)
     Proceeds from demand note payable, stockholder            130,000            0
     Proceeds from issuance of common stock and warrants       360,000            0
     Net borrowings on line of credit                           10,068      331,000
                                                             ---------    ---------

              Net Cash Provided by Financing Activities        472,738      275,060
                                                             ---------    ---------

              Net Increase in Cash and Cash Equivalents

CASH AND CASH EQUIVALENTS - BEGINNING                          137,641      117,825
                                                             ---------    ---------

CASH AND CASH EQUIVALENTS - ENDING                           $ 155,653    $ 137,641
                                                             =========    =========

SUPPLEMENTARY CASH FLOWS INFORMATION

     Interest paid                                           $  23,980    $  12,621
                                                             =========    =========

     Income taxes refunded                                   $ 125,684    $ 532,375
                                                             =========    =========

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES

     Equipment acquired through capital lease obligation     $  31,984    $       0
                                                             =========    =========

     Issuance of common stock and related other receivable   $       0    $  75,000
                                                             =========    =========

     Debt forgiven on disposal of equipment                  $ 159,442    $       0
     Net book value of equipment disposed                     (203,605)           0
     Net book value of investment in limited partnership       (84,500)           0
                                                             ---------    ---------

              Loss on Disposition of Investment in Limited
                  Partnership and Equipment                  ($128,663)   $       0
                                                             =========    =========

See notes to financial statements.
--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003



NOTE 1 - NATURE OF BUSINESS

              Cimnet, Inc. (the Company) is in the business of the development, sale and maintenance of computer integrated manufacturing software. The Company also is engaged in the resale of hardware that is incidental to the operation of its software products. The Company's software is a manufacturing execution system, which enables factories to monitor work flows and manufacturing processes. The Company's office is located in Robesonia, Pennsylvania, and the Company has sales throughout the United States and abroad. Approximately 79% and 86% of the sales for the years ended December 31, 2004 and 2003, respectively, were throughout the United States. Credit is granted on terms that the Company establishes for individual customers.


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

--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Accounts Receivable

                  Accounts receivable are stated at outstanding balances, less an allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income. Accounts deemed to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on past experience, aging of the receivables, adverse situations that may affect a customer's ability to pay, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimates that may be susceptible to significant change. Unpaid balances remaining after the stated payment terms are considered past due.

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

              Property and Equipment

                  Property and equipment are stated at cost. Depreciation on equipment is computed by the declining-balance method over the equipment's estimated useful lives. Improvements to leased property are amortized over the lesser of the life of the lease or the lives of the improvements. An aircraft was being amortized over seven years under the straight-line method and software is being amortized over three years under the straight-line method.

                  Expenditures for betterments and additions are capitalized, while maintenance and repairs are charged to expense when incurred. When depreciable property is retired or otherwise disposed of, the related assets and accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in earnings.

              Other Assets

                  During 2004, the Company disposed of its 25% investment in Reading Air Charter, LLC (RAC). Prior to this disposition, the Company accounted for this investment utilizing the equity method of accounting. Under this method, the net income of RAC was recognized as income in the Company's income statements and added to the investment account, and distributions received from RAC were treated as a reduction of the investment account. Allocation of RAC's profits was governed by a Partnership Agreement, although it was generally based on the ownership percentage of each of the partners. RAC's operations for the periods ended December 31, 2004 and 2003 were not material.

--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Other Assets (Continued)

                  Concurrent with this investment, the Company acquired a 25% interest in an aircraft that is leased to RAC (see Note 8). The Company relinquished their interest in the aircraft coincident with the disposition of this investment.

                  As a result of the Company's disposition of this investment and aircraft, a loss was recognized amounting to $128,663 for the year ended December 31, 2004.

                  On January 23, 2004, the Company entered into a Technology License Agreement with ADROIT, a South African Company. That agreement was amended and restated on March 17, 2004. As a result, the Company will obtain an irrevocable license to market ADROIT's VIZNET software, including the right to sublicense this product to third parties. The Company is required to pay ADROIT $100,000 in accordance with the terms of the agreement. This agreement will remain in effect for five years and holds terms for annual renewals. As of December 31, 2004, the Company has paid $50,000 of this obligation. The Company will begin to amortize this Agreement when it obtains the licensed product.

              Goodwill

                  Effective as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. Based upon such review, management determined that no write-down of goodwill was required as of December 31, 2004 and 2003.

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

--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

              Stock Based Compensation

                  The Financial Accounting Standards Board's SFAS No. 123, "Accounting for Stock-Based Compensation," contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Stock compensation expense and sales discounts recognized for nonemployee legal and consulting services and customer purchases totaled $13,000 and $47,000 for the years ended December 31, 2004 and 2003, respectively.

                  SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." The Company accounts for its employee stock option plans under APB Opinion No. 25. Compensation expense recognized for stock options issued to employees with an exercise price less than the fair market value of the related common stock amounted to $43,723 and $80,374 for the years ended December 31, 2004 and 2003, respectively. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Stock Based Compensation (Continued)

                  Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                                         2004           2003
                                                                      -----------    -----------
                   Net loss:
                        As reported                                   ($1,203,578)   ($2,052,396)
                        Add stock based employee compensation
                            expense included in reported net loss,
                            net of related tax effects                     43,723         80,374
                        Deduct total stock-based employee
                            compensation expense determined
                            under fair value based method for
                            all awards, net of related tax effect        (135,971)      (259,523)
                                                                      -----------    -----------

                        Pro forma net loss                            ($1,295,826)   ($2,231,545)
                                                                      ===========    ===========

                   Net income per share of common stock, basic:
                        As reported                                   ($     0.19)   ($     0.35)
                        Pro forma                                     ($     0.20)   ($     0.37)

                   Net income per share of common stock, diluted:
                        As reported                                   ($     0.19)   ($     0.35)
                        Pro forma                                     ($     0.20)   ($     0.37)

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004 and 2003: dividend yield of 0% for both years, expected volatility of 97% and 87%, the average risk-free interest rate of 3.90% and 2.99% for 2004 and 2003; and expected lives of
                  6.83 years for the directors and 7.0 years for consulting options, in 2004 and 2003, respectively.

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

--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

              Advertising Costs

                  The Company expenses the cost of advertising the first time advertising takes place. Advertising expense for the years ended December 31, 2004 and 2003 was $132,208 and $45,880, respectively.

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

--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              Comprehensive Income (Continued)

                  The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                         2004         2003
                                                                      ----------   ----------
                   Unrealized holding gains arising during the year   $   59,346   $   64,879
                   Reclassification adjustment for losses realized
                     in net income                                       115,135      176,006
                                                                      ----------   ----------

                   Net decrease in unrealized losses                     174,481      240,885

                   Tax effect                                                  0            0
                                                                      ----------   ----------

                          Net of Tax Amount                           $  174,481   $  240,885
                                                                      ==========   ==========

              Recently Issued Accounting Standards

                  In December 2004, the Financial Accounting Standards Board
                  (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation costs will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact that this standard will have on its results of operations and financial position.

                  In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," (SFAS 151) which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 25, 2005. The Company has not determined the impact, if any, that this statement will have on its financial position or results of operations.

              Reclassification

                  Certain reclassifications have been made to the 2003 financial statements in order for them to conform to their 2004 presentation. These reclassifications had no impact on the 2003 results of operations.

--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 3 - SECURITIES

              No securities were held by the Company at December 31, 2004. The amortized cost and approximate fair value of securities as of December 31, 2003 is summarized as follows:

                                                       Gross       Gross
                                          Amortized  Unrealized  Unrealized     Fair
                                            Cost       Gains       Losses       Value
                                          ---------  ----------  ----------  ----------
          December 31, 2003
              Securities available for
                sale, equity securities   $ 375,497   $      0    ($174,481) $  201,016
                                          =========   ========   ==========  ==========

              There were no gross realized gains on sales of available for sale securities for the years ended December 31, 2004 or 2003. The gross realized losses on sales of available for sale securities totaled $115,135 and $176,006 for the years ending December 31, 2004 and 2003, respectively. The cost of securities sold is determined by specific identification.


NOTE 4 - PROPERTY AND EQUIPMENT

              Property and equipment consisted of the following at December 31, 2004 and 2003:

                                                                     Estimated
                                               2004         2003    Useful Lives
                                            ----------  ----------  ------------
          Furniture, fixtures and equipment $  736,476  $  700,572  3 - 10 years
          Aircraft - 25% interest                    0     328,900     7 years
          Leasehold improvements               314,150     314,150  7 - 40 years
          Computer software                     55,026      55,026     3 years
                                            ----------  ----------

                                             1,105,652   1,398,648
          Accumulated depreciation and
            amortization                      (794,921)   (822,783)
                                            ----------  ----------

                                            $  310,731  $  575,865
                                            ==========  ==========

              Depreciation and amortization related to property and equipment amounted to $97,434 and $142,479 for the years ended December 31, 2004 and 2003, respectively.

--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 5 - INCOME TAXES

         The benefit for income taxes for the years ended December 31, 2004 and 2003 was as follows:

                                                                2004         2003
                                                            -----------  -----------
                   Federal:
                        Current                             ($    8,294) ($   85,072)
                        Deferred                                  8,294       48,715
                                                            -----------  -----------

                                                            $         0  ($   36,357)
                                                            ===========  ===========

         A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

                                                                2004         2003
                                                            -----------  -----------
                   Pretax at statutory rate                 ($  409,217) ($  710,176)
                   State taxes, net of federal benefit          (62,380)    (180,884)
                   Valuation allowance                          284,513      906,248
                   Other                                        187,084      (51,545)
                                                            -----------  -----------

                                                            $         0  ($   36,357)
                                                            ===========  ===========

         The net deferred tax asset for the years ended December 31, 2004 and 2003 consists of the following:

                                                                2004         2003
                                                            -----------  -----------
                   Deferred tax assets:
                        Deferred stock compensation         $   174,103  $   262,192
                        Allowance for doubtful accounts           6,489        6,707
                        Accrued vacation                         15,082       17,938
                        Research and development credits        140,419      148,713
                        Net operating loss carry forwards     1,096,480      743,713
                                                            -----------  -----------

                                                              1,432,573    1,179,263

                        Valuation allowance                  (1,266,515)    (982,002)
                                                            -----------  -----------

                          Total Deferred Tax Asset              166,058      197,261

                   Deferred tax liabilities,
                        depreciation expense                    (25,639)     (48,548)
                                                            -----------  -----------

                          Net Deferred Tax Asset            $   140,419  $   148,713
                                                            ===========  ===========

--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 5 - INCOME TAXES (CONTINUED)

              The Company increased the valuation allowance by $284,513 and $906,248 during 2004 and 2003, based upon the results of operations. At December 31, 2004, the Company has a federal net operating loss carry forward of approximately $2,500,000 for which a deferred tax asset was recorded, with a corresponding valuation allowance. This net operating loss carry forward expires at varying times through 2025. At December 31, 2004, the Company has state net operating loss carry forwards of approximately $2,500,000 for which a deferred tax asset was recorded, with a corresponding valuation allowance. The state net operating loss carry forwards expire in 2022 through 2025.


NOTE 6 - LINE OF CREDIT

              The Company has a $500,000 line of credit with a bank. Interest is payable monthly at the bank's prime interest rate plus .50%. The balance of outstanding borrowings was $341,068 and $331,000 at December 31, 2004 and 2003, respectively. The line of credit expires on April 30, 2005. The line of credit is collateralized by a first lien security interest in all business assets and an unlimited personal guarantee of a shareholder. This line includes a financial covenant that requires the Company to maintain a certain tangible net worth. The Company was not in compliance with this covenant at December 31, 2004, however, a waiver of this covenant was obtained from the bank.

              The Company has a $2,000,000 revolving credit agreement with a Director. Interest is payable quarterly at an interest rate of 4.00% per annum. The balance of outstanding borrowings was $-0- at December 31, 2004. The line of credit expires July 2006. The line of credit is collateralized by the Chief Executive Officer and President's shares of common stock in the Company.


NOTE 7 - DEMAND NOTE PAYABLE, STOCKHOLDER

              The Company has a $130,000 demand note payable with a Director. Interest is payable monthly at a rate of prime plus 1.00%. The balance of outstanding borrowings was $130,000 at December 31, 2004. The demand note is collateralized by a security interest in substantially all business assets and a first priority preferred security interest in the Company's software programs. This note is subordinated to the bank's line of credit (Note 6).


NOTE 8 - LONG-TERM DEBT

              The long-term debt of $186,772 at December 31, 2003 was satisfied during 2004 in the form of payments and forgiveness associated with the release of the Company's interest in the aircraft to which this debt related (see Note 2).

--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 9 - CAPITAL LEASE OBLIGATIONS

              During 2004, the Company entered into a three-year lease agreement for the use of equipment. The lease, which qualifies as a capital lease obligation, requires monthly payments of $973 through December 2007.

              The following amounts represent annual lease payments by year and in the aggregate including amounts which represent interest and current maturities at December 31, 2004:

                            Years ending:
                                 2005                                  $ 11,676
                                 2006                                    11,676
                                 2007                                    11,676
                                                                       --------

                                                                         35,028
                                 Amounts representing interest           (3,044)
                                                                       --------

                                                                         31,984
                                 Current maturities                     (10,010)
                                                                       --------

                                                                       $ 21,974
                                                                       ========

              The following amounts are included in property and equipment related to the above lease at December 31, 2004:

                            Equipment                                  $ 31,984
                            Accumulated depreciation                          0
                                                                       --------

                                                                       $ 31,984
                                                                       ========

--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 10 - EARNINGS PER SHARE

              The Company's calculation of earnings per share is as follows:

                                                                    2004           2003
                                                                -----------    -----------
                   NET LOSS                                     ($1,203,578)   ($2,052,396)
                        Preferred stock dividends                   (80,000)       (80,000)
                        Preferred stock discount accretion          (29,749)       (44,678)
                                                                -----------    -----------

                   NET LOSS APPLICABLE TO COMMON STOCKHOLDERS   ($1,313,327)   ($2,177,074)
                                                                ===========    ===========

                   AVERAGE BASIC SHARES OUTSTANDING               6,923,750      6,317,653
                        Assumed conversion of preferred stock             0              0
                        Effect of dilutive options and warrants           0              0
                                                                -----------    -----------

                   AVERAGE DILUTED SHARES OUTSTANDING             6,923,750      6,317,653
                                                                ===========    ===========

                   NET LOSS PER COMMON SHARE
                        Basic                                   ($    0.19)    ($    0.35)
                                                                ===========    ===========

                        Diluted                                 ($    0.19)    ($    0.35)
                                                                ===========    ===========

              A total of 2,442,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the year ended December 31, 2004.

              A total of 1,677,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the year ended December 31, 2003.


NOTE 11 - RELATED PARTY TRANSACTIONS

              The Company is affiliated with High Printing and Graphics, Inc. The Company's President owns a 50% interest in High Printing and Graphics, Inc. During the years ended December 31, 2004 and 2003, the Company conducted transactions with the related party which were immaterial, both individually and in the aggregate.

              The Company rents space from certain of the Company's stockholders on a month-to-month basis. Rent expense for 2004 and 2003 relating to this arrangement was $120,000 each year.

--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 11 - RELATED PARTY TRANSACTIONS (CONTINUED)

              The Company owned a 25% interest in Reading Air Charter, LLC
         (RAC). During the years ended December 31, 2004 and 2003, the Company leased to RAC its portion of an aircraft for total rental income of $17,521 and $52,565 for the years ended December 31, 2004 and 2003, respectively. The interest was disposed of during 2004. (See Note 2)

              Prior to disposition of this interest, the Company paid RAC a monthly fee for the use of RAC's services. Total fees paid to RAC during 2004 and 2003 were $25,200 and $78,000, respectively.


NOTE 12 - EMPLOYEE DEFERRED SALARY PLAN

              The Company has an employee savings plan subject to the provisions of Section 401(k) of the Internal Revenue Code. Under the terms of the Plan, the Company will match 25% of the participant's contribution, up to 6% of the participant's compensation. The total Company contributions included in the statements of operations for the years ended December 31, 2004 and 2003 were $21,411 and $31,757, respectively.


NOTE 13 - STOCKHOLDERS' EQUITY

              In January 2001, the Company entered into a two-year agreement with a marketing firm in which a total of 400,000 stock warrants were issued. The agreement called for 16,667 warrants to vest per month at an exercise price of $0.25 per share. 200,000 warrants were vested at December 31, 2001 and each of these warrants is exercisable for one share of common stock at an exercise price of $0.25 per share. During 2002, the Company amended this marketing agreement whereby the remaining 200,000 warrants vested on January 1, 2003 and each of these warrants is exercisable for one share of common stock at an exercise price of $2.00 per share. The weighted-average fair value of warrants vesting in 2003 was $.26. The grant date fair value of the warrants issued during 2001 was $0.50 per warrant. No warrants were granted during 2004 or 2003. The warrants that vested during 2001 were exercised on November 6, 2003. As a result, 161,538 shares of common stock were issued and 38,462 warrants were forfeited. The warrants that vested on January 1, 2003 expire on January 1, 2008.

              In August 2001, the Company issued 746,965 shares of its Series A Convertible Preferred Stock and 300,000 Common Stock Purchase Warrants for $1,000,000. Approximately $134,000 of the $1,000,000 purchase price has been allocated to the fair value of the warrants, generating a discount on preferred stock that was being accreted over a period of three years. Such accretion was $29,749 and $44,678 for the years ended December 31, 2004 and 2003, respectively. The warrants are exercisable at the fair market value of the Company's stock on the vesting dates. 100,000 warrants vested immediately and were exercised in 2001 for $133,000. 100,000 warrants vested on January 1, 2002 and the remaining 100,000 warrants vested on January 1, 2003. These warrants are exercisable at $2.00 and $1.75 per warrant for the warrants that vested on January 1, 2002 and 2003, respectively. The warrants expire three years from date of vesting. The warrants that vested on January 1, 2002, expired on January 1, 2005.

--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

              Each of the preferred shares is convertible into shares of the Company's common stock at a conversion price of $1.33875, subject to certain anti-dilution adjustments. The holders of the Series A Preferred Shares are entitled to receive an annual cumulative dividend on each share of the Series A Preferred Shares equal to 8% of the Issuance Price ($1.33875) payable quarterly on the fifteenth day following the end of each fiscal quarter, in kind, in the form of additional shares of the Series A Preferred Stock, or at the election of the Company in cash; provided, however, that dividends on the Series A Preferred Shares: will cease to accrue and will not be payable for any year during which the Fair Market Value (as defined) of the Common Stock, as of the anniversary date of August 17, increases by an amount equal to or greater than 8% over the Fair Market Value of the Common Stock as of the preceding August 17 and will permanently cease to accrue, and dividends accrued and unpaid with respect to any partial dividend period prior to such date will not be payable, if the Fair Market Value of the Common Stock, at any time after the effectiveness date of the initial registration covering the public resale of the shares of Common Stock issuable upon the exercise of the Series A Preferred Shares equals or exceeds the average Closing Price (as defined) multiplied by 2 for the 25 day period following the effective date of the Initial Registration. For the years ended December 31, 2004 and 2003, dividends in the amount of $80,000 were accrued related to the Series A Preferred Shares outstanding. At December 31, 2004 and 2003, the per share amount of dividends in arrearages amounted to $0.36 and $0.25, respectively.

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

              The holders of the Series A Preferred Stock shall have the following rights with the Common Stockholders:

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

--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

              During July 2004, the Company carried out a private placement in which units were offered at $50,000 per unit, with each unit consisting of 100,000 shares of the Company's common stock and 100,000 warrants for the purchase of the Company's common stock. Each warrant entitles the holder to purchase one share of common stock at a price of $1.00 per share for a period of five years that commenced on the closing date of the offering. As a result of this offering, the Company issued 720,000 common shares and warrants and recognized $360,000 during 2004.

              Also in July 2004, the Company issued 20,000 shares of its common stock, valued at $11,000 to a company in the form of a non-refundable retainer for its services to assist the Company in raising capital on a non-exclusive basis for a period of six months.

              In December 2003, the Company entered into an agreement with its outside legal counsel in which 100,000 shares of common stock and 100,000 stock warrants were issued at a cost of $75,000. These warrants are exercisable at any time on or after January 1, 2004 and on or prior to close of business on December 31, 2013, at an exercise price of $1 per share of common stock.


NOTE 14 - STOCK OPTION PLAN

              During 2002, the stockholders approved the adoption of the 2002 stock option plan (the 2002 Plan). The purpose of the 2002 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of the Company may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants and independent contractors. A total of 1,600,000 shares of common stock have been made available. The options under this plan vest as dictated in the individual stock option agreements and expire five years from date of grant for a 10% stockholder and ten years from date of grant for all others. At December 31, 2004 and 2003, 180,000 and 155,000, respectively, options have been granted under this Plan, all of which were granted at market value.

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

              At December 31, 2004, 1,182,500 options have been granted under the 1999 plan of which 737,500 options have been granted below market price and for which 140,000 options have been exercised through December 31, 2004.

--------------------------------------------------------------------------------

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

NOTE 14 - STOCK OPTION PLAN (CONTINUED)

              At December 31, 2003, 1,162,500 options have been granted under the 1999 plan of which 737,500 have been granted below market price and for which 140,000 options have been exercised through December 31, 2003. Compensation expense related to these options was $43,723 and $80,374 for employees and directors, and $2,000 and $47,000 for legal counsel for the years ended December 31, 2004 and 2003, respectively.

              A summary of the status of the Company's stock option plans as of December 31, 2004 and 2003 is presented below:

                                                   2004                      2003
                                         -----------------------   ----------------------
                                                        Weighted                 Weighted
                                                        Average                  Average
                                                        Exercise                 Exercise
                                            Shares       Price        Shares      Price
                                         -----------    --------   -----------   --------
Outstanding, beginning of year             1,177,500      $1.05      1,002,500   $  1.11
     Granted                                  45,000       0.85        175,000      0.69
     Forfeited                              (150,000)      1.35              0      0.00
                                         -----------    -------    -----------   -------

Outstanding, end of year                   1,072,500    $  1.00      1,177,500   $  1.05
                                         ===========    =======    ===========   =======

Options exercisable at year-end            1,005,484    $  1.02        886,594   $  1.08
                                         ===========    =======    ===========   =======

Weighted average fair value of options
     granted during the year                            $  0.60                  $  0.47
                                                        =======                   =======

              The following table summarizes information about options outstanding at December 31, 2004 and 2003:

                             2004                                            2004
                     Options Outstanding                             Options Exercisable
-------------------------------------------------------------   ----------------------------
                                        Weighted     Weighted                       Weighted
                        Number          Average      Average         Number         Average
   Range of         Outstanding at    Contractual    Exercise    Outstanding at     Exercise
Exercise Prices   December 31, 2004   Life (Years)     Price    December 31, 2004    Price
---------------   -----------------   ------------   --------   -----------------   --------
     $0.05              135,000           2.96         $0.05          135,000        $0.05
 $0.33 - $0.90          205,000           4.07          0.57          149,026         0.59
 $0.91 - $1.50          632,500           2.97          1.18          626,458         1.17
 $1.51 - $2.00          100,000           3.25          2.00           95,000         2.00
                     ----------                                    ----------

                      1,072,500                                     1,005,484
                     ==========                                    ==========

--------------------------------------------------------------------------------

                             2003                                            2003
                     Options Outstanding                             Options Exercisable
-------------------------------------------------------------   ----------------------------
                                        Weighted     Weighted                       Weighted
                        Number          Average      Average         Number         Average
   Range of         Outstanding at    Contractual    Exercise    Outstanding at     Exercise
Exercise Prices   December 31, 2003   Life (Years)     Price    December 31, 2003    Price
---------------   -----------------   ------------   --------   -----------------   --------
     $0.05              185,000           3.96         $0.05          149,333        $0.05
 $0.57 - $0.90          180,000           4.94          0.61           73,970         0.62
 $0.91 - $1.50          612,500           3.90          1.17          513,291         1.17
 $1.51 - $2.00          200,000           4.25          2.00          150,000         2.00
                     ----------                                    ----------

                      1,177,500                                       886,594
                     ==========                                    ==========

NOTE 15 - COMMITMENTS AND CONTINGENCIES

              The Company leased various office equipment and a vehicle which were classified as operating leases. All leases expired in 2004. Total expense under these operating leases amounted to $14,860 for the year ending December 31, 2004.

              Total rental expense under all leases for the years ended December 31, 2004 and 2003 was $137,927 and $143,831, respectively. (See Note
         11)

              Cimnet, Inc. is at times involved in ordinary and routine litigation incidental to its business. The Company is not party to any pending legal proceedings that, in the opinion of management, would have a material adverse effect on the results of its operations or financial position.


NOTE 16 - CONCENTRATION OF RISK

              Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash which may, at times, exceed FDIC limits and trade accounts receivable.

              During 2004, the Company had sales to one customer totaling $324,500 of which $104,940 was outstanding at December 31, 2004. During 2003, the Company had sales to one customer totaling $567,434 of which $65,948 was outstanding at December 31, 2003. No other significant concentrations existed at December 31, 2004 and 2003.

--------------------------------------------------------------------------------

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   Robesonia, Pennsylvania
         March 30, 2005

                        CIMNET(R), INC.


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

Signature                             Title                           Date
---------                             -----                           ----

/s/ JOHN D. RICHARDSON      Chairman of the Board,               March 30, 2005
----------------------      Chief Executive Officer
John D. Richardson          and Principal Accounting Officer


/s/ WILLIAM NYMAN           Director and Vice President          March 30, 2005
----------------------      of Integration Services
William Nyman


/s/ DAVID BIRK              Director                             March 30, 2005
----------------------
David Birk


/s/ KARL GERHART            Director                             March 30, 2005
----------------------
Karl Gerhart

/s/ JEFFREY FOX             Director                             March 30, 2005
----------------------
J.Jeffrey Fox

/s/ SUNDARESH RAMAYYA       Director                             March 30, 2005
----------------------
Sundaresh  Ramayya