Form 10QSB
period 2005-03-31
CIMNET INC/PA
filed 2005-05-13
CIK 1035901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD  FROM ________TO__________


                         Commission File Number: 022597


                                  CIMNET, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


  Delaware                                                          52-2075851
  ----------------------------------------------------------------------------
  State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization                        Identification Number)


                946 W. Penn Avenue, Robesonia, Pennsylvania  19551
               ----------------------------------------------------
               (Address of principal executive offices)  (Zip Code)


         Issuer's telephone number, including area code: (610) 693-3114


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The Company has 7,293,859 shares of common stock, par value $.0001 per share, outstanding as of May 13, 2005.

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

ITEM 1. FINANCIAL STATEMENTS

                                  CIMNET, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                                            March 31,      December 31,
                                                                               2005            2004
                                                                           ------------    ------------
                                                                           (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                             $    101,889    $    155,653
     Accounts receivable, net of allowance of $ 16,679 at
         March 31, 2005 and $16,470 at December 31, 2004                        316,895         312,924
     Inventories                                                                 79,632          98,430
     Prepaid expenses                                                            55,755          66,237
     Deferred income tax assets                                                 140,419         140,419
                                                                           ------------    ------------

         Total Current Assets                                                   694,590         773,663

PROPERTY AND EQUIPMENT, NET                                                     291,651         310,731
GOODWILL                                                                      2,364,145       2,364,145
OTHER ASSETS                                                                     50,000          50,000
                                                                           ------------    ------------
                Total Assets                                               $  3,400,386    $  3,498,539
                                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                        $    500,000    $    341,068
     Demand note payable, stockholder                                           130,000         130,000
     Current portion of capital lease obligations                                 9,889          10,010
     Accounts payable                                                           109,752         133,770
     Accrued expenses                                                            54,980          64,333
     Dividends payable on preferred stock                                       286,000         266,000
     Deferred income                                                            813,800         902,366
                                                                           ------------    ------------
         Total Current Liabilities                                            1,904,421       1,847,547

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                                 19,687          21,974
                                                                           ------------    ------------
         Total Liabilities                                                    1,924,108       1,869,521
                                                                           ------------    ------------
STOCKHOLDERS' EQUITY
     Common stock, 15,000,000 shares authorized at $.0001 par value;
         7,293,859 shares issued and outstanding at March 31, 2005 and
         December 31, 2004                                                          729             729
     Preferred stock, $.0001 8% cumulative convertible; 5,000,000 shares authorized; 5,000,000 authorized, 746,965 shares issued and
         outstanding at March 31, 2005 and December 31, 2004                         75              75
     Paid-in capital                                                          5,945,813       5,945,813
     Accumulated deficit                                                     (4,469,075)     (4,316,064)
     Deferred stock compensation                                                 (1,264)         (1,535)
                                                                           ------------    ------------
           Total Stockholder's Equity                                         1,476,278       1,629,018
                                                                           ------------    ------------
           Total Liabilities and Stockholder's Equity                      $  3,400,386    $  3,498,539
                                                                           ============    ============

                                  CIMNET, INC.
                            STATEMENTS OF OPERATIONS


                                                          Three Months
                                                         Ended March 31,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------
                                                           (Unaudited)

NET SALES                                          $    682,433    $    722,878

COST OF GOODS SOLD                                       88,962         122,212
                                                   ------------    ------------
         Gross Profit                                   593,471         600,666
                                                   ------------    ------------

OPERATING EXPENSES
     Selling, general and administrative                423,382         506,634
     Research and development                           293,578         314,391
                                                   ------------    ------------
                                                        716,859         821,025
                                                   ------------    ------------
         Operating Loss                                (123,388)       (220,359)
                                                   ------------    ------------

NONOPERATING INCOME (EXPENSE)
     Interest expense, net                               (9,623)         (8,029)
     Loss on sale of available for sale securities            0        (115,135)
     Other income                                             0          13,141
                                                   ------------    ------------
                                                         (9,623)       (110,023)
                                                   ------------    ------------
         Loss before Income Tax Benefit                (133,011)       (330,382)
INCOME TAX BENEFIT                                            0               0
                                                   ------------    ------------
         Net Loss                                  ($   133,011)   ($   330,382)
                                                   ============    ============
NET LOSS PER COMMON SHARE - BASIC AND DILUTED      $      (0.02)   $      (0.06)
                                                   ============    ============

                                  CIMNET, INC.
                            STATEMENTS OF CASH FLOWS

                                                                             Three Months
                                                                            Ended March 31,
                                                                     ----------------------------
                                                                         2005            2004
                                                                     ------------    ------------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        ($   133,011)   ($   330,382)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation and Amortization                                  21,580          27,585
            Provision for doubtful accounts                                   209          (3,227)
             Loss on sale of available for sale securities                     --         115,135
            Stock options, employees                                          271          14,518
            (Increase) decrease in assets:
               Accounts receivable                                         (4,180)        147,457
               Inventories                                                 18,798           5,759
               Prepaid expenses                                            10,482           9,066
            Increase (decrease) in liabilities:
               Accounts payable                                           (24,018)        (55,157)
               Accrued expenses                                            (9,353)         (8,818)
               Accrued income taxes                                            --         (19,077)
               Deferred income                                            (88,566)         21,815
                                                                     ------------    ------------
              Net Cash Used in Operating Activities                      (207,788)        (75,326)
                                                                     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Investment in Limited Partnership                                         --          (7,000)
     Purchase of property and equipment                                    (2,500)         (1,070)
     Proceeds from the sale of available for sale securities                   --         260,362
                                                                     ------------    ------------
              Net Cash Provided by (Used in) Investing Activities          (2,500)        252,292
                                                                     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowing on line of credit                                      158,932          16,000
     Principal payments on long-term borrowings                            (2,408)        (13,462)
                                                                     ------------    ------------
              Net Cash Provided by Financing Activities                   156,524           2,538
                                                                     ------------    ------------

              Net (Decrease) Increase in Cash and Cash Equivalents        (53,764)        179,504
CASH AND CASH EQUIVALENTS - BEGINNING                                     155,653         137,641
                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS - ENDING                                   $    101,889    $    317,145
                                                                     ============    ============

                                  CIMNET, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

              The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

FAS 123(R)

              In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. Statement No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

              On April 14, 2005, the Securities and Exchange Commission ("SEC") adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). Under the new rule, the Company is required to adopt SFAS No. 123R in the first annual period beginning after December 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

SAB 107

              In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123(R) on January 1, 2006.

NOTE 3 - NET LOSS PER COMMON SHARE

              Basic net loss per common share is calculated by dividing the net loss less preferred stock dividends and less any accretion of the discount on preferred stock by the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options and warrants, if dilutive, using the treasury stock method and the effects of convertible preferred shares outstanding, using the if-converted method.

              The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended March 31, 2005 is as follows:

                                                                   Weighted
                                                                   Average
                                                    Income          Shares       Per Share
                                                  (Numerator)    (Denominator)     Amount
                                                 ------------    ------------   ------------
         Basic and diluted earnings per share:
              Net loss                           ($   133,011)
              Preferred stock dividends               (20,000)
                                                 ------------

              Net loss available to common
                  Stockholders                   ($   153,011)      7,293,859   ($      0.02)
                                                 ============    ============   ============

              A total of 1,472,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

              The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended March 31, 2004 is as follows:

                                                                        Weighted
                                                                        Average
                                                         Income          Shares       Per Share
                                                       (Numerator)    (Denominator)     Amount
                                                      ------------    ------------   ------------
         Basic and diluted earnings per share:
              Net loss                                ($   330,382)
              Preferred stock dividends                    (20,000)
              Accretion of preferred stock discount        (11,167)
                                                      ------------

              Net loss available to common
                  Stockholders                        ($   361,549)      6,553,859   ($      0.06)
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

              The Company accounts for its stock options under APB Option 25. Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                        ----------------------------
                                                                            2005            2004
                                                                        ------------    ------------
               Net loss available to common stock holders:
                    As reported                                         ($   133,011)   ($   330,382)
                    Add stock-based employee compensation
                        expense included in reported net loss, net
                        of related tax effects                                   271          14,518
                    Deduct total stock-based employee
                        compensation expense determined under
                        fair value based method for all awards, net
                        of related tax effect                                 (8,398)        (49,144)
                                                                        ------------    ------------
                      Pro Forma                                         ($   141,138)   ($   365,008)
                                                                        ============    ============

               Net loss per share of common stock, basic and diluted:
                    As reported                                         ($      0.02)   ($      0.06)
                    Pro forma                                           ($      0.02)   ($      0.06)

NOTE 5 - INCOME TAXES

              No benefit for income taxes was recorded for the three months ended March 31, 2005 and 2004 due to the uncertainty as to the Company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods. As a result such benefits have been fully reserved at March 31, 2005

              The Company has approximately $1.4 million of deferred tax assets of which approximately 1.3 million has been reserved at March 31, 2005 and December 31, 2004. The necessity to carry all or a portion of this allowance will be considered as circumstances change over future periods.


NOTE 6 - COMPREHENSIVE LOSS

              Total comprehensive loss was $(133,011) and $(155,901) for the three months ended March 31, 2005 and 2004, respectively. Comprehensive loss differed from net income for the three months ended March 31 2004 primarily as a result of changes in the unrealized gains and losses on the Company's available for sale securities and reclasses resulting from the sale of the Company's available for sale securities. There were no items of comprehensive loss present for the three months ended March 31, 2005 other than the current period's net loss.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

              On January 23, 2004, the Company entered into a Technology License Agreement with ADROIT, a South African Company. That agreement was amended and restated on March 17, 2004. As a result, the Company will obtain an irrevocable license to market ADROIT's VIZNET software, including the right to sublicense this product to third parties. The Company is required to pay ADROIT $100,000 in accordance with the terms of the agreement. This agreement will remain in effect for five years and holds terms for annual renewals. As of March 31, 2005, the Company has paid $50,000 of this obligation. The Company will begin to amortize this Agreement when it obtains the licensed product.

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

RESULTS OF OPERATIONS- THREE MONTHS ENDED MARCH 31, 2005

              Net sales for the three months ended March 31, 2005 was $682,433, a decrease of 5.6% or $40,445 compared to net sales for the three months ended March 31, 2004.

              Cost of goods sold for the first three months of 2005 was $88,962 or 13.0% of net sales compared to $122,212 or 16.9% of net sales for the same period in 2004, a decrease of $33,250 or 27.2%. This decrease corresponds with the decrease in net sales.

              Gross profit for the first three months of 2005 was $593,471, compared to $600,666 for the first three months of 2004, a decrease of $7,195 or 1.2%. This decrease is consistent with the decrease in net sales.

              Selling, general and administrative expenses for the first three months of 2005 were $423,281 or 62.0% of net sales, compared to $506,634 or 70.0% of net sales in 2004, a decrease of $83,353 or 16.4%.
         The decrease is primarily attributable to the changes in the following categories: salaries decreased by $26,438 due to cuts in the number of employees; travel and entertainment costs decreased by $27,456; outside services decreased by $20,125.

              Research and development costs for the first three months of 2005 were $293,578 or 43.0% of net sales compared to $314,391 or 43.5% of net sales in 2004. This is primarily due to discontinuation of third party contracted developers employed through an outside agency.

              Loss from operations for the three months ended March 31, 2005 was $123,388 compared to a loss of $220,359 for the three months ended March 31, 2004, a decrease of $96,971. This decrease is due to the previously discussed decrease in operating expenses

              Net interest expense for the first three months of 2005 was $9,623 or 1.4% of net sales, compared to net interest expense of $8,029 or 1.1% of net sales for the first three months of 2004. This $1,594 increase is attributable to the interest paid on the outstanding line of credit balance during the first three months of 2005. The Company increased the utilization of its credit line by $153,000 during the first three months of 2005 over the first three months of 2004.

              Other income for the first three months of 2005 was $0 compared to $13,141 or 1.8% of net sales for the three months ended March 31, 2004. During the first three months of 2004 the company recognized rental income on the interest in a limited partnership in an aircraft. The Company disposed of this interest during 2004.

              No benefit for income taxes was recorded for the three months ended March 31, 2005 or 2004. This is due to the uncertainty as to the Company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods, such benefits have been fully reserved at three months ended March 31, 2005

              The net loss for the three months ended March 31, 2005 was $133,011 or ($0.02) per basic and diluted share as compared to a net loss of $330,382 or ($0.06) per basic and diluted share for the three months ended March 31, 2004. This decrease in loss is primarily due to the reduction of salary expenses, along with reductions in other operating expenses as a result of cost containment measures taken by the Company. Additionally in the three months ended March 31, 2004 the Company recognized $115,135 loss in the sale of available for sale securities. There was no such loss in the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

              At March 31, 2005, the Company had current assets of $694,590 as compared to $773,663 at December 31, 2004, a decrease of $79,073 or 10.2%. This reduction is primarily the result of a decrease in cash by $53,764 and a decrease in inventories by $18,798.

OPERATING ACTIVITIES

              Cash used in operations for the three months ended March 31, 2005 and 2004 was $207,788 and $75,326, respectively. The increase in cash used in operations in the first three months ended March 31, 2005 was due primarily to the decrease in the amount of accounts receivable that was collected on balances outstanding at December 31, 2004 versus such amounts in the prior year. On the other hand even though the net loss in operations was reduced this reduction was offset by the lack of any losses recognized on sale of available for sale securities.

INVESTING ACTIVITIES

              Cash used in investing activities was $2,500 for the three months ended March 31, 2005 as compared to cash provided by investing activities which was $252,292 for the three months ended March 31, 2004. This change is due to the proceeds received of $260,362 from the sale of available for sale securities in the three months ended March 31, 2004. There was no such sale in the three months ended March 31, 2005

FINANCING ACTIVITIES

              Financing activities provided $156,524 in cash for the three months ended March 31, 2005 compared to $2,538 for the same period in 2004, an increase of $153,986 in cash provided by financing activities, due to an increase of $158,932 in borrowings on the credit line at March 31, 2005.

CAPITAL RESOURCES

              The Company has a line of credit available with its bank. In April 2005, the line was renewed until April 30, 2006 and has been increased to $750,000. This increase is only available to July 31, 2005, at which time it will decrease to $500,000 until April 30, 2006.

              In July 2004, the Company entered into a Revolving Credit Agreement with Sundaresh Ramayya, a director of the Company, pursuant to which Mr. Ramayya has agreed to lend to the Company up to $2 million, but not more than $150,000 under any borrowing request submitted by the Company. The Company has agreed to pay interest on any outstanding amount at a rate of 4% per annum, payable quarterly, and the outstanding principal amount shall be due and payable on the maturity date which is on the second anniversary of the Agreement (unless accelerated upon an event of default). However, Mr. Ramayya has the right to terminate the Revolving Credit Agreement upon 15 days prior written notice to the Company at which time the obligation of Mr. Ramayya to lend to the Company terminates. There were no fees or expenses paid by the Company in connection with the execution of the Revolving Credit Agreement and as of March 31, 2005, there is no outstanding balance there under.

              In December 2004, the Company borrowed $130,000 in the form of a demand note payable to a director. The secured demand note is payable upon demand from the director and bears interest at the prime rate plus 1%. This note is subordinated to the Company's line of credit with its bank lender.

              The Company has no material commitments for capital expenditures at March 31, 2005 and believes that its cash from operations, existing balances and available credit lines will be sufficient to satisfy the needs of its operations and its capital commitments for the near future.

              During March of 2005, The Company received the first two purchase orders against the global agreements signed with a Fortune 100 Metals manufacturer. The Company received revenues from these contracts staring in April 2005.

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

              As required by SEC Rule 13a-15(b), we carried out an evaluation as of March 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

              There has been no change in our internal controls over financial reporting during our most recent fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting

                           PART II - OTHER INFORMATION


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



Dated:  May 13, 2005
        Robesonia, Pennsylvania

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