Form 10QSB
period 2005-06-30
CIMNET INC/PA
filed 2005-08-15
CIK 1035901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM ________TO__________


                         Commission File Number: 022597


                                  CIMNET, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


              Delaware                                      52-2075851
    ------------------------------                    ----------------------
    State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization                     Identification Number)


               946 W. Penn Avenue, Robesonia, Pennsylvania   19551
              -----------------------------------------------------
              (Address of principal executive offices)   (Zip Code)


         Issuer's telephone number, including area code: (610) 693-3114


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]

The Company has 7,293,859 shares of common stock, par value $.0001 per share, outstanding as of August 15, 2005.

TABLE OF CONTENTS

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1  Financial Statements
        Balance Sheets                                                       1
        Statements of Operations                                             2
        Statements of Cash Flows                                             3
        Notes to Financial Statements                                        4

Item 2  Management's Discussion and Analysis or Plan of Operations          10

Item 3  Controls and Procedures                                             13

PART II - OTHER INFORMATION
---------------------------

Item 1  Legal Proceedings                                                   14

Item 2  Changes in Securities and Small Business Issuer Purchases of
         Equity Securities                                                  14

Item 3  Defaults Upon Senior Securities                                     14

Item 4  Submission of Matters to Vote of Security Holders                   14

Item 5  Other Information                                                   14

Item 6  Exhibits and Reports on Form 8-K                                    14

Signatures                                                                  15

Exhibit 31                                                                  16

Exhibit 32                                                                  18

                                  CIMNET, INC.
                                 BALANCE SHEETS

                                                                       June 30,     December 31,
                                                                         2005           2004
                                                                     ------------   ------------
                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $     77,762   $    155,653
   Accounts receivable, net of allowance of $28,384 at June 30,
     2005 and $16,470 at December 31, 2004                                539,287        312,924
   Inventories                                                            104,456         98,430
   Prepaid expenses                                                        44,944         66,237
   Deferred Income Tax Assets                                             140,419        140,419
                                                                     ------------   ------------

     Total Current Assets                                                 906,868        773,663

PROPERTY AND EQUIPMENT, NET                                               287,880        310,731
GOODWILL                                                                2,364,145      2,364,145
OTHER ASSETS                                                              106,333         50,000
                                                                     ------------   ------------

     Total Assets                                                    $  3,665,226   $  3,498,539
                                                                     ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of Credit                                                    $    691,000   $    341,068
   Demand note payable, stockholder                                       110,000        130,000
   Current portion of capital lease obligations                            16,771         10,010
   Accounts payable                                                        77,543        133,770
   Accrued expenses                                                        62,076         64,333
   Dividends payable on preferred stock                                   306,000        266,000
   Deferred income                                                        851,444        902,366
                                                                     ------------   ------------

     Total Current Liabilities                                          2,114,834      1,847,547

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                          26,597         21,974
                                                                     ------------   ------------

     Total Liabilities                                                  2,141,431      1,869,521
                                                                     ------------   ------------
STOCKHOLDERS' EQUITY
   Common stock, 15,000,000 shares authorized at $.0001 par
     value; 7,293,859 shares issued and outstanding at June 30,
     2005 and December 31, 2004                                               729            729
   Preferred stock, $.0001 8% cumulative convertible; 5,000,000 shares authorized; 746,965 shares issued and outstanding at
     June 30, 2005 and December 31, 2004                                       75             75
   Paid-in capital                                                      5,945,813      5,945,813
   Accumulated deficit                                                 (4,421,829)    (4,316,064)
   Deferred stock compensation                                               (993)        (1,535)
                                                                     ------------   ------------

   Total Stockholder's Equity                                           1,523,795      1,629,018
                                                                     ------------   ------------

   Total Liabilities and Stockholder's Equity                        $  3,665,226   $  3,498,539
                                                                     ============   ============

The accompanying notes are an integral part of these statements.


                                  CIMNET, INC.
                            STATEMENTS OF OPERATIONS

                                                   Three Months                   Six Months
                                                   Ended June 30,                Ended June 30,
                                            ---------------------------   ---------------------------
                                                2005           2004           2005           2004
                                            ------------   ------------   ------------   ------------
                                                     (Unaudited)                  (Unaudited)
NET SALES                                   $    877,309   $    558,937   $  1,559,741   $  1,281,815

COST OF GOODS SOLD                                77,306         59,003        166,267        181,215
                                            ------------   ------------   ------------   ------------

      Gross Profit                               800,003        499,934      1,393,474      1,100,600
                                            ------------   ------------   ------------   ------------
OPERATING EXPENSES
   Selling, general and administrative           440,240        470,434        863,368        962,843
   Research and development                      277,557        289,638        571,288        620,027
                                            ------------   ------------   ------------   ------------
                                                 717,797        760,072      1,434,656      1,582,870
                                            ------------   ------------   ------------   ------------

      Operating Income (Loss)                     82,206       (260,138)       (41,182)      (482,270)
                                            ------------   ------------   ------------   ------------
NONOPERATING INCOME (EXPENSES)
   Interest income (expense), net                (14,960)        (7,743)       (24,583)       (14,000)
   Loss on sale of available for sale
      securities                                       0              0              0       (115,135)
   Other income                                        0         13,141              0         26,282
                                            ------------   ------------   ------------   ------------

                                                 (14,960)         5,398        (24,583)      (102,853)
                                            ------------   ------------   ------------   ------------

      Income (Loss) before Income Taxes           67,246       (254,740)       (65,765)      (585,123)

INCOME TAXES                                           0              0              0              0
                                            ------------   ------------   ------------   ------------

      Net Income (Loss)                     $     67,246   $   (254,740)  $    (65,765)  $   (585,123)
                                            ============   ============   ============   ============
NET INCOME (LOSS)  PER COMMON SHARE -
   BASIC AND DILUTED                        $       0.01   $      (0.04)  $      (0.01)  $      (0.10)
                                            ============   ============   ============   ============

The accompanying notes are an integral part of these statements.


                                  CIMNET, INC.
                            STATEMENTS OF CASH FLOWS
                                                                              Six Months
                                                                            Ended June 30,
                                                                     ---------------------------
                                                                         2005           2004
                                                                     ------------   ------------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                          $    (65,765)  $   (585,123)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                                      46,825         55,170
        Provision for doubtful accounts                                    11,914         (5,588)
        Realized loss on sale of securities                                     0        115,135
        Stock options, employees                                              542         21,862
        Stock options and warrants, legal and consulting services               0          1,000
        (Increase) decrease in assets:
           Accounts receivable                                           (238,277)       194,315
           Inventories                                                     (6,026)         4,178
           Prepaid expenses                                                21,293          3,407
        Decrease in liabilities:
           Accounts payable                                               (56,227)       (63,705)
           Accrued expenses                                                (2,257)        (5,321)
           Accrued income taxes                                                 0        (19,077)
           Deferred income                                                (50,922)       (33,698)
                                                                     ------------   ------------

         Net Cash Used in Operating Activities                           (338,900)      (317,445)
                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in Limited Partnership                                            0         (7,000)
   Purchase of property and equipment                                      (3,733)        (1,070)
   Investment in software license rights                                  (60,000)       (50,000)
   Proceeds from the sale of available for sale securities                      0        260,362
                                                                     ------------   ------------

         Net Cash Provided by (Used in) Investing Activities              (63,733)       202,292
                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Repayment on Demand Note Payable , Stockholder                          20,000              0
   Net borrowings on line of credit                                       349,932        168,068
   Principal payments on capital lease obligations                         (5,190)       (27,529)
                                                                     ------------   ------------

         Net Cash Provided by Financing Activities                        324,742        140,539
                                                                     ------------   ------------

         Net Increase (Decrease) in Cash and Cash Equivalents             (77,891)        25,386

CASH AND CASH EQUIVALENTS - BEGINNING                                     155,653        137,641
                                                                     ------------   ------------

CASH AND CASH EQUIVALENTS - ENDING                                   $     77,762   $    163,027
                                                                     ============   ============

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the six month period and the three months ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

         FASB Staff Position No. FAS 109-1

           In December 2004, the FASB issued Staff Position No. FAS 109-1 ("FSP 109-1"), "Application of FASB Statement no. 109, Accounting for income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1 clarifies SFAS No. 109's guidance that applies to the new tax deduction for qualified domestic production activities. We have adopted the standard at the beginning of 2005. This standard did not have a material impact to our Financial Statements.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

         FASB Interpretation No. 47

           In March 2005, the FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations," that require an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term Conditional Asset Retirement Obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending December 15, 2005. We are currently evaluating the impact of this standard on our Financial Statements.

         SFAS 154

           In May 2005, FASB issued SFAS 154, "Accounting Changes and Error Corrections". The Statement requires retroactive application of a voluntary change in accounting principle to prior financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, "Accounting Changes", and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 will be effective for accounting changes and corrections of errors made in fiscal years beginning after December, 2005. Management currently believes that adoption of provision of SFAS 154 will not have a material impact on the Company's condensed financial statements.

NOTE 3 - NET INCOME (LOSS) PER COMMON SHARE

           Basic net income (loss) per common share is calculated by dividing the net income (loss) less preferred stock dividends and less any accretion of the discount on preferred stock by the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options and warrants, if dilutive, using the treasury stock method and the effects of convertible preferred shares outstanding, using the if-converted method.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

           The Company's calculation of net income (loss) per common share in accordance with SFAS No. 128 for the six months ended June 30, 2005 is as follows:

                                                                  Weighted
                                                                  Average         Per
                                                     Loss          Shares        Share
                                                  (Numerator)   (Denominator)    Amount
                                                 ------------   ------------   ------------
         Basic and diluted earnings per share:
            Net loss                             $    (65,765)
            Preferred stock dividends                 (40,000)
                                                 ------------
            Net loss available to common
               stockholders                      $   (105,765)     7,293,859   $      (0.01)
                                                 ============   ============   ============

           The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended June 30, 2005 is as follows:

                                                                  Weighted
                                                                  Average         Per
                                                    Income         Shares        Share
                                                  (Numerator)   (Denominator)    Amount
                                                 ------------   ------------   ------------
         Basic and diluted earnings per share:
            Net Income                           $     67,246
            Preferred stock dividends                 (20,000)
                                                 ------------
            Net Income available to
             common stockholders                 $     47,246      7,293,859   $       0.01
                                                 ============                  ============
            Effect of dilutive options                               152,077
                                                                ------------
         Net income available to common
            Stockholders- dilutive               $     47,246      7,445,936   $       0.01
                                                 ============   ============   ============

           A total of 1,472,500 and 1,152,500 common stock options and warrants for the six and three month periods ended June 30, 2005 respectively and 746,965 shares of convertible preferred stock (for both periods) were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

           The Company's calculation of net loss per common share in accordance with SFAS No. 128 for the six months ended June 30, 2004 is as follows:


                                                                  Weighted
                                                                  Average         Per
                                                     Loss          Shares        Share
                                                  (Numerator)   (Denominator)    Amount
                                                 ------------   ------------   ------------
         Basic and diluted earnings per share:
            Net loss                             $   (585,123)

            Preferred stock dividends                 (40,000)
            Accretion of preferred
             stock discount                           (22,338)
                                                  ------------
            Net loss available to common
             stockholders                        $   (647,461)     6,553,859   $      (0.10)
                                                 ============   ============   ============

           The Company's calculation of net loss per common share in accordance with SFAS No. 128 for the three months ended June 30, 2004 is as follows:


                                                                  Weighted
                                                                  Average         Per
                                                     Loss          Shares        Share
                                                  (Numerator)   (Denominator)    Amount
                                                 ------------   ------------   ------------
         Basic and diluted earnings per share:
            Net loss                             $   (254,740)
            Preferred stock dividends                 (20,000)
            Accretion of preferred
             stock discount                           (11,169)
                                                  ------------
            Net loss available to common
             stockholders                        $   (285,909)     6,553,859   $      (0.04)
                                                 ============   ============   ============

           A total of 1,772,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share for the six months and three months ended June 30, 2004 because of their anti-dilutive effect.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 4 - STOCK OPTION PLAN

           The Company accounts for its stock options under APB Option 25. Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                                          Six Months Ended
                                                                              June 30,
                                                                     ---------------------------
                                                                         2005           2004
                                                                     ------------   ------------
         Net loss available to common stock holders:
            As reported                                              $    (65,765)  $   (585,123)
            Add stock-based employee compensation expense
              included in reported net loss, net
              of related tax effects                                          542         21,862
            Deduct total stock-based employee
             compensation expense determined under
             fair value based method for all awards,
             net of related tax effect                                     (8,397)       (67,986)
                                                                     ------------   ------------

              Pro Forma                                              $    (59,120)  $   (631,247)
                                                                     ============   ============
         Net loss per share of common stock,
            basic and diluted:
            As reported                                              $      (0.01)  $      (0.10)
                                                                     ============   ============
            Pro forma                                                $      (0.01)  $      (0.11)
                                                                     ============   ============

                                                                         Three Months Ended
                                                                              June 30,
                                                                     ---------------------------
                                                                         2005           2004
                                                                     ------------   ------------
         Net income, (loss) available to common
            stock holders:
            As reported                                              $     67,246   $   (254,740)
            Add stock-based employee compensation
             expense included in reported net loss,
             net of related tax effects                                       271          7,344
            Deduct total stock-based employee
             compensation expense determined
             under fair value based method for
             all awards, net of related tax effect                        (16,795)       (18,842)
                                                                     ------------   ------------

              Pro Forma                                              $     50,722   $   (266,238)
                                                                     ============   ============
         Net loss per share of common stock,
          basic and diluted:
            As reported                                              $       0.01   $      (0.04)
                                                                     ============   ============
            Pro forma                                                $       0.01   $      (0.05)
                                                                     ============   ============

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 5 - INCOME TAXES

           No benefit for income taxes was recorded for the six months ended June 30, 2005 and 2004 due to the uncertainty as to the Company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods. As a result such benefits have been fully reserved at June 30, 2005

           The Company has approximately $1.4 million of deferred tax assets of which approximately $1.3 million has been reserved at June 30, 2005 and December 31, 2004. The necessity to continue to carry all or a portion of this allowance will be considered as circumstances change over future periods.

NOTE 6 - COMPREHENSIVE LOSS

           Total comprehensive loss was $(65,765) and $(410,642) for the six months ended June 30, 2005 and 2004, respectively. Comprehensive loss differed from net income for the six months ended June 30, 2004 primarily as a result of changes in the unrealized gains and losses on the Company's available for sale securities and reclasses resulting from the sale of the Company's available for sale securities. All of the Company's available for sale securities were sold during the first quarter of 2004.

           Total comprehensive income, (loss) equaled net income (loss) for the three months ended June 30, 2005 and 2004, respectively

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005

           Net sales for the six months ended June 30, 2005 increased by 21.7% or $277,926 compared to net sales for the six months ended June 30, 2004. This increase is due to the overall market upturn in MES sales along with the Company's Factelligence product getting increased market acceptance resulting in new orders, and increased revenues.

           Costs of goods sold for the first six months of 2005 were $166,267 or 10.7% of net sales compared to $181,215 or 14.1% of net sales for the same period in 2004, a decrease of $14,948 or 8.2%. This decrease in costs of goods sold, even though there was a net increase of 21.7% in net sales for the same period, is related to the increase of software and engineering sales over hardware sales as a percentage of total net sales in the first six months of 2005.

           Gross profit for the first six months of 2005 was $1,393,474 compared to $ 1,100,600 for the first six months of 2004, an increase of $292,874 or 26.6%. This increase is primarily due to the overall increase in net sales and decrease in costs of goods sold as a percentage of net sales.

           Selling, general and administrative expenses for the first six months of 2005 were $863,368 or 55.4% of net sales compared to $962,843 or 75.1% of net sales for the same period in 2004. The decrease is primarily attributable to the changes in the following categories: salaries decreased by $16,954 due to a decrease in the number of employees, travel and entertainment costs decreased by $36,613 due to the Company's cost cutting measures; and outside services decreased by $17,686.

           Research and development costs for the first six months of 2005 were $571,288 or 36.6% of net sales compared to $620,027 or 48.4% of net sales in 2004. This is primarily due to discontinuation of third party contracted developers employed through an outside agency.

           Loss from operations for the six months ended June 30, 2005 was $41,182 compared to a loss of $482,270 for the six months ended June 30, 2004, a decrease of $441,088. This decrease is predominantly due to the previously discussed decrease in cost of goods sold and operating expenses combined with the increase in sales.

           Net interest expense for the first six months of 2005 was $24,583 or 1.6% of net sales, compared to net interest expense of $14,000 or 1.1% of net sales for the first six months of 2004. This $10,583 increase is attributable to the interest paid on the outstanding line of credit balance during the first six months of 2005. The Company increased borrowings on its outstanding credit line by $349,932 during the first six months of 2005 over the first six months of 2004.

           Other income for the first six months of 2005 was $0 compared to $26,282 or 2.1% of net sales for the six months ended March 31, 2004. During the first six months of 2004 the company recognized rental income on the interest in a limited partnership in an aircraft. The Company disposed of this interest during 2004

           No benefit for income taxes was recorded for the six months ended June 30, 2005 or 2004. This is due to the uncertainty as to the Company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods, such benefits have been fully reserved at six months ended June 30, 2005

           The net loss for the six months ended June 30, 2005 was $65,765 or $0.01 per basic and diluted share as compared to a net loss of $585,123 or $0.10 per basic and diluted share for the first six months ended June 30, 2004. This $519,358 or 88.8% decrease in loss is primarily attributable to the lower cost of goods sold combined with lower operating costs and increased sales in the six months ended June 30, 2005 versus the six months ended June 30, 2004, as previously noted.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005

           Net sales for the three months ended June 30, 2005 increased by 57.0% or $318,372 compared to net sales for the three months ended June 30, 2004. This increase is due to the overall market upturn in MES sales along with the Company's Factelligence product getting increased market acceptance resulting in new orders, and increased revenues.

           Costs of goods sold for the three months ended June 30, 2005 were $77,306 or 8.8% of net sales compared to $59,003 or 10.6% of net sales for the same period in 2004.

           Gross profit for the three months ending June 30, 2005 was $800,003 compared to $ 499,934 for the three months ending June 30, 2004, an increase of $300,069 or 60.0%. This increase is primarily due to the overall increase in net sales and decrease in of costs of goods sold as a percentage of net sales.

           Selling, general and administrative expenses for the three months ending June 30, 2005 were $440,240 or 50.2% of net sales compared to $470,434 or 84.2% of net sales for the same period in 2004. The decrease is primarily attributable to the changes in the following categories: accounting and legal expenses decreased by $25,561, and travel and entertainment costs decreased by $9,157.

           Research and development costs for the three months ending June 30, 2005 were $277,557 or 31.6% of net sales compared to $289,638 or 51.8%
         of net sales for the same period in 2004.

           Income from operations for the three months ended June 30, 2005 was $82,206 compared to a loss of $260,138 for the three months ended June 30, 2004, an increase of $342,344 or 131.6%. This increase in income is predominantly due to the previously discussed decrease in operating expenses combined with increase in sales.

           Net interest expense for the three months ending June 30, 2005 was $14,960 or 1.7% of net sales, compared to $7,743 or 1.4% of net sales for the three months ending June 30, 2004. This $7,217 increase is attributable to the interest paid on the outstanding line of credit balance during the three months ended June 30, 2005 along with interest paid on the demand loan from an officer/director. The Company increased the utilization of its credit line by $191,000 during the three months ending June 30, 2005.

           Other income for the three months ended June 30, 2005 was $0 compared to $13,141 or 2.4% of net sales for the three months ended June 30, 2004. During the three months ended June 30, 2004 the company recognized rental income on the interest in a limited partnership in an aircraft. The Company disposed of this interest during 2004.

           No benefit for income taxes was recorded for the three months ended June 30, 2005 or 2004. This is due to the uncertainty as to the Company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods, such benefits have been fully reserved at June 30, 2005 and 2004.

           The net income for the three months ended June 30, 2005 was $67,246 or $0.01 per basic and diluted share as compared to a net loss of $(254,740) or $(0.04) per basic and diluted share for the three months ended June 30, 2004. This turn around in profitability is primarily attributable to the lower operating costs and increased sales in the three months ended June 30, 2005 versus the three months ended June 30, 2004, as previously noted.

LIQUIDITY AND CAPITAL RESOURCES

           At June 30, 2005, the Company had current assets of $906,868 as compared to $773,663 at December 31, 2004, an increase of $133,205 or 17.2%. This increase is due primarily to an increase of $226,363 in receivables, associated with increased sales activity.

OPERATING ACTIVITIES

           Cash used in operations for the six months ended June 30, 2005 and 2004 was $338,900 and $317,445, respectively. The increase in cash used in operations in the first six months ended June 30, 2005 was due primarily to the increase in accounts receivable from December 31, 2004.

INVESTING ACTIVITIES

           Cash used in investing activities was $63,733 for the six months ended June 30, 2005 as compared to cash provided by investing activities which was $202,292 for the six months ended June 30, 2004. This change is due to the proceeds received of $260,362 from the sale of available for sale securities in the six months ended June 30, 2004. There was no such sale in the six months ended June 30, 2005.

FINANCING ACTIVITIES

           Financing activities provided $324,742 in cash for the six months ended June 30, 2005 compared to $140,539 for the same period in 2004, an increase of $184,203 in cash provided by financing activities, due to an increase of $181,864 in borrowings on the credit line at June 30, 2005 versus the same period in 2004.

CAPITAL RESOURCES

           The Company has a line of credit available with its bank. In April 2005, the line was renewed until April 30, 2006 and has been increased to $750,000. This increase is only available through December 31, 2005, at which time it decreases to $500,000 until April 30, 2006.

           In July 2004, the Company entered into a Revolving Credit Agreement with Sundaresh Ramayya, a director of the Company, pursuant to which Mr. Ramayya agreed to lend to the Company up to $2 million, but not more than $150,000 under any borrowing request submitted by the Company. The Company agreed to pay interest on any outstanding amount at a rate of 4% per annum, payable quarterly, and the outstanding principal amount was to be due and payable on the maturity date which was on the second anniversary of the Agreement (unless accelerated upon an event of default). However, Mr. Ramayya had the right to terminate the Revolving Credit Agreement upon 15 days prior written notice to the Company at which time the obligation of Mr. Ramayya to lend to the Company would terminate. As of August 10, 2005, the Company and Mr. Ramayya terminated the Revolving Credit Agreement. At that time there was no outstanding balance thereunder. There were no fees or expenses paid by the Company in connection with the execution or termination of the Revolving Credit Agreement.

           In December 2004, the Company borrowed $130,000 in the form of a demand note payable to an officer/director. The secured demand note is payable upon demand from the officer/director and bears interest at the prime rate plus 1%. Monthly interest payments are made based on the prime rate for the period. On April 5, 2005, the Company paid back $20,000 on this loan reducing the outstanding balance to $110,000. This note is subordinated to the Company's line of credit with its bank lender.

           The Company has no material commitments for capital expenditure at June 30, 2005 and believes that its cash from operations, existing balances and available credit lines will be sufficient to satisfy the needs of its operations and its capital commitments for the near future.

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

           As required by SEC Rule 13a-15(b), we carried out an evaluation as of June 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

           There has been no change in our internal controls over financial reporting during our most recent fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

           We are not presently a party to any material legal proceedings nor are any material legal proceedings presently threatened against us.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

           On June 1, 2005, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

           (a) Election of Directors. The following individuals were elected to the Board of Directors of the Company for a term of one (1) year, each receiving 4,943,284 votes in favor of his election (representing 75.4% of the shares outstanding): (i) John D. Richardson, III; (ii) David Birk, (iii) J. Jeffrey Fox; (iv) Karl D. Gerhart; (v) William Nyman; and (vi) Sundaresh Ramayya.

           (b) Ratification of the Appointment of Independent Accountants. The ratification of the appointment of Beard Miller Company LLP as independent accountants of the Company was approved by the stockholders of the Company (4,943,784 votes for (representing 75.4 % of the shares outstanding), 2,700 votes against and 200 shares abstained).

ITEM 5 - OTHER INFORMATION -

           In July 2004, the Company entered into a Revolving Credit Agreement with Sundaresh Ramayya, a director of the Company, pursuant to which Mr. Ramayya has agreed to lend to the Company up to $2 million, but not more than $150,000 under any borrowing request submitted by the Company. The Company has agreed to pay interest on any outstanding amount at a rate of 4% per annum, payable quarterly, and the outstanding principal amount shall be due and payable on the maturity date which is on the second anniversary of the Agreement (unless accelerated upon an event of default). However, Mr. Ramayya has the right to terminate the Revolving Credit Agreement upon 15 days prior written notice to the Company at which time the obligation of Mr. Ramayya to lend to the Company terminates. As of August 10, 2005, Mr. Ramayya terminated the Revolving Credit Agreement with the Company and there was no outstanding balance thereunder. There were no fees or expenses paid by the Company in connection with the execution or termination of the Revolving Credit Agreement.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits
                  --------

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


Dated:  August 15, 2005
        Robesonia, Pennsylvania

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