Form 10QSB
period 2005-09-30
CIMNET INC/PA
filed 2005-11-14
CIK 1035901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                 Yes [X] No [ ]

Indicate with check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange act)
                                 Yes [ ] No [X]

As of November 14, 2005, there were 7,293,859 shares of common stock, par value $.0001 per share, issued and outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
------------------------------

Item 1  Financial Statements
        Balance Sheets                                                       3
        Statements of Operations                                             4
        Statements of Cash Flows                                             5
        Notes to Financial Statements                                        6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           11

Item 3  Controls and Procedures                                             16

PART II - OTHER INFORMATION
---------------------------

Item 1  Legal Proceedings                                                   17

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds         17

Item 3  Defaults Upon Senior Securities                                     17

Item 4  Submission of Matters to Vote of Security Holders                   17

Item 5  Other Information                                                   17

Item 6  Exhibits                                                            17

Signatures                                                                  18

Exhibit 31                                                                  19

Exhibit 32                                                                  20


                                  CIMNET, INC.
                                 BALANCE SHEETS
                                                                          September 30,  December 31,
                                                                              2005           2004
                                                                          ------------   ------------
                                                                           (Unaudited)
                                     ASSETS
CURRENT ASSETS

   Cash and cash equivalents                                              $     19,271   $    155,653
   Accounts receivable, net of allowance of $33,148 at
      September 30, 2005 and $16,470 at December 31, 2004                      629,811        312,924
   Inventories                                                                  93,705         98,430
   Prepaid expenses                                                             44,882         66,237
   Deferred Income Tax Assets                                                  140,419        140,419
                                                                          ------------   ------------
      Total Current Assets                                                     928,088        773,663
PROPERTY AND EQUIPMENT, NET                                                    278,985        310,731
GOODWILL                                                                     2,364,145      2,364,145
OTHER ASSETS                                                                   100,833         50,000
                                                                          ------------   ------------

                                                                          $  3,672,051   $  3,498,539
                                                                          ============   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Line of Credit                                                         $    715,000   $    341,068
   Demand note payable, stockholder                                            110,000        130,000
   Bank loan                                                                    13,500              0
   Current portion of capital lease obligations                                 20,513         10,010
   Accounts payable                                                             43,034        133,770
   Accrued expenses                                                             89,097         64,333
   Dividends payable on preferred stock                                        326,000        266,000
   Deferred income                                                             773,554        902,366
                                                                          ------------   ------------
      Total Current Liabilities                                              2,090,698      1,847,547

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                                19,206         21,974

                                                                          ------------   ------------

                         Total Liabilities                                   2,109,904      1,869,521
                                                                          ------------   ------------
STOCKHOLDERS' EQUITY

   Common stock, 15,000,000 shares authorized at $.0001 par value;                 729            729
      7,293,859 shares issued and outstanding at September 30,
      2005 and at December 31, 2004
   Preferred stock, $.0001 8% cumulative convertible; 5,000,000 shares authorized; 746,965 shares issued and outstanding at
      September 30, 2005 and December 31, 2004                                      75             75
   Paid-in capital                                                           5,945,813      5,945,813
   Accumulated deficit                                                      (4,383,747)    (4,316,064)
   Deferred stock compensation                                                    (723)        (1,535)
                                                                          ------------   ------------

   Total Stockholder's Equity                                                1,562,147      1,629,018
                                                                          ------------   ------------
Total Liabilities and Stockholder's Equity                                $  3,672,051   $  3,498,539
                                                                          ============   ============

The accompanying notes are an integral part of these statements.


                                  CIMNET, INC.
                            STATEMENTS OF OPERATIONS

                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                September 30,
                                            ---------------------------   ---------------------------
                                                2005           2004           2005           2004
                                            ------------   ------------   ------------   ------------
                                                    (Unaudited)                   (Unaudited)
NET SALES                                   $    917,502   $    594,267   $  2,477,243   $  1,876,082

COST OF GOODS SOLD                                88,306         58,580        254,573        239,795
                                            ------------   ------------   ------------   ------------

      Gross Profit                               829,196        535,687      2,222,670      1,636,287
                                            ------------   ------------   ------------   ------------

OPERATING EXPENSES

   Selling, general and administrative           431,742        470,481      1,294,764      1,448,117
   Research and development                      322,510        282,254        894,144        887,489
                                            ------------   ------------   ------------   ------------

      Total Operating Expenses                   754,252        752,735      2,188,908      2,335,606
                                            ------------   ------------   ------------   ------------

      Operating Income (Loss)                     74,944       (217,048)        33,762       (699,319)
                                            ------------   ------------   ------------   ------------

NONOPERATING INCOME (EXPENSES)

   Interest expense, net                         (16,862)        (3,929)       (41,445)       (18,025)
   Realized loss on sale of available                                                               )
      for sale securities                              0              0              0       (115,135
   Loss on disposition of investment                   0       (132,428)             0       (132,428)
   Other income (loss)                                 0         (4,996)             0         21,383
                                            ------------   ------------   ------------   ------------
      Total Nonoperating Income
         (Expenses)                              (16,862)      (141,353)       (41,445)      (244,205)
                                            ------------   ------------   ------------   ------------

      Net Income (Loss)                     $     58,082   $   (358,401)  $     (7,683)  $   (943,524)
                                            ============   ============   ============   ============
NET INCOME (LOSS) PER COMMON SHARE
   Basic                                    $       0.01   $      (0.05)  $      (0.01)  $      (0.15)
                                            ============   ============   ============   ============

   Diluted                                  $       0.01   $      (0.05)  $      (0.01)  $      (0.15)
                                            ============   ============   ============   ============

The accompanying notes are an integral part of these statements.


                                  CIMNET, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                ---------------------------
                                                                    2005           2004
                                                                ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                     $     (7,683)  $   (943,524)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                   75,165         82,755
      Realized loss on sale of securities                                  0        115,135
      Provision for doubtful accounts                                 16,678         (2,733)
      Gain on sale of equipment                                            0         (3,765)
      Loss on disposition of investment                                    0        132,428
      Stock options - employees                                          812         32,792
      Stock options and warrants - consulting and legal
      services                                                             0          1,500
          Common stock-consulting services                                 0         11,000
      (Increase) decrease in assets:
         Accounts receivable and other receivables                  (333,565)       139,341
         Inventories                                                   4,725            965
         Prepaid expenses                                             21,355         27,463
         Income tax receivable                                             0        117,390
      Increase (decrease) in liabilities:
         Accounts payable                                            (90,736)       (54,194)
         Accrued expenses                                             24,764        (12,284)
                 Accrued income taxes                                      0        (19,077)
         Deferred income                                            (128,812)      (104,105)
                                                                ------------   ------------

      Net Cash Used in Operating Activities                         (417,297)      (478,913)
                                                                ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in limited partnership                                       0         (7,000)
   Purchase of property and equipment                                (17,678)        (4,422)
   Purchase of software sub-license agreement                        (60,000)       (50,000)
   Proceeds from the sale of equipment                                     0          3,765
   Proceeds from the sale of available for sale securities                 0        260,362
                                                                ------------   ------------

      Net Cash Provided by (Used in)  Investing Activities           (77,678)       202,705
                                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Net borrowings (payments) on line of credit                       373,932       (151,932)
   Proceeds from issuance of common stock                                  0        360,000
   Principal payments on long-term borrowings                        (15,339)       (31,095)
                                                                ------------   ------------

      Net Cash Provided by Financing Activities                      358,593        176,973
                                                                ------------   ------------

      Net Decrease in Cash                                          (136,382)       (99,235)

CASH AND CASH EQUIVALENTS- BEGINNING                                 155,653        137,641
                                                                ------------   ------------

CASH AND CASH EQUIVALENTS - ENDING                              $     19,271   $     38,406
                                                                ============   ============

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2004. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

         EITF 03-1

           In January 2003, the FASB's Emerging Issues Task Force (EITF) issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investors" ("EITF 03-1"), and in March 2004, the EITF issued an update. EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to certain debt and equity securities. EITF 03-1 aids in the determination of impairment of an investment and gives guidance as to the measurement of impairment loss and the recognition and disclosures of other-than-temporary investments. EITF 03-1 also provides a model to determine other-than-temporary impairment using evidence-based judgment about the recovery of the fair value up to the cost of the investment by considering the severity and duration of the impairment in relation to the forecasted recovery of the fair value. In July 2005, FASB adopted the recommendation of its staff to nullify key parts of EITF 03-1. The staff's recommendations were to nullify the guidance on the determination of whether an investment is impaired as set forth in paragraphs 10-18 of Issue 03-1 and not to provide additional guidance on the meaning of other-than-temporary impairment. Instead, the staff recommends entities recognize other-than-temporary impairments by applying existing accounting literature such as paragraph 16 of SFAS 115.

         FASB Exposure Draft - Interpretation of FAS 109

           In July 2005, the FASB issued a proposed interpretation of FAS 109, "Accounting for Income Taxes", to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. If adopted as proposed, the interpretation would be effective in the fourth quarter of 2005, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. We are currently in the process of determining the impact of adoption of the interpretation as proposed on our financial position or results of operations.

         EITF 05-6

           In June 2005, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-6"). This guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are reasonably assured at the date of the business combination or purchase. This guidance is applicable only to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company is evaluating the impact, if any, of EITF 05-6 on its financial statements.

         FSP FAS 13-1

           In October 2005, the FASB issued FASB Staff Position FAS 13-1 ("FSP FAS 13-1"), which requires companies to expense rental costs associated with ground or building operating leases that are incurred during a construction period. As a result, companies that are currently capitalizing these rental costs are required to expense them beginning in its first reporting period beginning after December 15, 2005. FSP FAS 13-1 is effective for our Company as of the first quarter of fiscal 2006. We evaluated the provisions of FSP FAS 13-1 and do not believe that its adoption will have a material impact on our Company's financial condition or results of operations.

NOTE 3 - NET INCOME (LOSS) PER COMMON SHARE

           Basic net income (loss) per common share is calculated by dividing the net income (loss) less preferred stock dividends and less the accretion of the discount on preferred stock by the weighted average number of shares of common stock outstanding. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of stock options and warrants, if dilutive, using the treasury stock method and the effects of convertible preferred shares outstanding, using the if-converted method.


           The Company's calculation of net loss per common share in accordance with SFAS No. 128 for the nine months ended September 30, 2005 is as follows:

                                                         Weighted
                                                         Average        Per
                                          Income          Shares       Share
                                        (Numerator)   (Denominator)    Amount
                                        -----------     ---------   -----------
Basic and diluted earnings per share:
   Net loss                             $    (7,683)
   Preferred stock dividends                (60,000)
                                        -----------
   Net loss available to common
      stockholders                      $   (67,683)    7,293,859   $     (0.01)
                                        ===========   ===========   ===========

           The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended September 30, 2005 is as follows:
                                                         Weighted
                                                         Average        Per
                                          Income          Shares       Share
                                        (Numerator)   (Denominator)    Amount
                                        -----------     ---------   -----------
Basic and diluted earnings per share:
  Net income                            $    58,082
  Preferred stock dividends                 (20,000)
                                        -----------
  Net Income available to
  common stockholders-basic                  38,082     7,293,859   $      0.01
                                        ===========                 ===========
  Effect of dilutive options                              294,934
                                                      -----------
  Net income  available to
  common stockholders-dilutive          $    38,082     7,588,793   $      0.01
                                        ===========   ===========   ===========

           A total of 1,032,500 common stock options and warrants for the nine month and three month period ended September 30, 2005 respectively and 746,965 shares of convertible preferred stock (for both periods) were not included in the computation of diluted earnings per share because of their anti-dilutive effect.

           The Company's calculation of net loss per common share in accordance with SFAS No. 128 for the nine months ended September 30, 2004 is as follows:

                                                         Weighted
                                                         Average        Per
                                          Income          Shares       Share
                                        (Numerator)   (Denominator)    Amount
                                        -----------     ---------   -----------
Basic and diluted earnings per share:
   Net loss                             $  (943,524)

   Preferred stock dividends                (60,000)
   Accretion of preferred
      stock discount                        (29,750)
                                        -----------
   Net loss available to common
      stockholders                      $(1,033,274)    6,737,742   $     (0.15)
                                        ===========   ===========   ===========

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

           The Company's calculation of net income per common share in accordance with SFAS No. 128 for the three months ended September 30, 2004 is as follows:

                                                         Weighted
                                                         Average        Per
                                          Income          Shares       Share
                                        (Numerator)   (Denominator)    Amount
                                        -----------     ---------   -----------
Basic and diluted earnings per share:
   Net loss                             $  (358,401)
   Preferred stock dividends                (20,000)
   Accretion of preferred
   stock discount                            (7,412)
                                        -----------
   Net loss available to common
      stockholders                      $  (385,813)    7,285,637   $     (0.05)
                                        ===========   ===========   ===========


           A total of 2,422,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share for the nine months and three months ended September 30, 2004 because of their anti-dilutive effect.

NOTE 4 - STOCK OPTION PLAN

           The Company accounts for its stock options under APB Opinion 25. Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and net loss per share of common stock would have been increased to the pro forma amounts indicated below:

                                                           Nine Months Ended
                                                             September 30,
                                                      -------------------------
                                                          2005          2004
                                                      -----------   -----------
Net loss available to common stockholders:
   As reported                                        $   (67,683)  $(1,033,274)
   Add stock-based employee compensation
      expense included in reported net loss, net
      of related tax effects                                  812        32,792
   Deduct total stock-based employee
      compensation expense determined under
      fair value based method for all awards, net
      of related tax effect                               (25,193)     (101,978)
                                                      -----------   -----------

     Pro Forma                                        $   (92,064)  $(1,102,460)
                                                      ===========   ===========
Net loss per share of common stock, basic
   and diluted:
   As reported                                        $     (0.01)  $     (0.15)
                                                      ===========   ===========

   Pro forma                                          $     (0.01)  $     (0.16)
                                                      ===========   ===========

                                  CIMNET, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE 3 - STOCK OPTION PLAN (CONTINUED)


                                                          Three Months Ended
                                                            September 30,
                                                      -------------------------
                                                        2005           2004
                                                    ------------   ------------
Net income (loss) available to common stockholders:
   As reported                                      $     38,082   $   (385,813)
   Add stock-based employee compensation
      expense included in reported net
      income (loss), net
      of related tax effects                                 270         10,930
   Deduct total stock-based employee
      compensation expense determined under
      fair value based method for all
      awards, net of related tax effect                   (8,398)       (33,992)
                                                    ------------   ------------

     Pro Forma                                      $     29,954   $   (408,875)
                                                    ============   ============
Net income (loss) per share of common stock,
   basic and diluted:
   As reported                                      $       0.01   $      (0.05)
                                                    ============   ============

   Pro forma                                        $       0.01   $      (0.06)
                                                    ============   ============

NOTE 5 - INCOME TAXES

           No benefit for income taxes was recorded for the nine months ended September 30, 2005 and 2004 due to the uncertainty as to the Company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods. As a result such benefits have been fully reserved at September 30, 2005.

           The Company has approximately $1.4 million of deferred tax assets of which approximately $1.3 million has been reserved at September 30, 2005. The necessity to continue to carry all or a portion of this allowance will be considered as circumstances change over future periods.

NOTE 6 - COMPREHENSIVE LOSS

           Total comprehensive loss was $7,683 and $769,043 for the nine months ended September 30, 2005 and 2004, respectively. Comprehensive loss differed from net income for the nine months ended September 30, 2004 primarily as a result of changes in the unrealized gains and losses on the Company's available for sale securities and reclasses resulting from the sale of the Company's available for sale securities. All of the Company's available for sale securities were sold during the first quarter of 2004.

           Total comprehensive income (loss) equaled net income (loss) for the three months ended September 30, 2005 and 2004, respectively.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005

           Net sales for the nine months ended September 30, 2005 increased by 32.0% or $601,161 compared to net sales for the nine months ended September 30, 2004. This increase is due to the overall market upturn in MES (Manufacturing Execution System) sales along with the Company's Subscriptions sales model for Factelligence receiving increased market acceptance resulting in new orders and increased revenues.

           Cost of goods sold for the nine months ended September 30, 2005 were $254,573 or 10.3% of net sales compared to $239,795 or 12.8% of net sales for the same period in 2004. This decrease in cost of goods sold as a percentage of net sales is related to the increase of software and engineering sales over hardware sales in the nine months ended September 30, 2005. For the nine months ended September 30, 2005 hardware sales were 11.8% of total net sales compared to 13.7% for the same period in 2004.

           Gross profit for the nine months ended September 30, 2005 was $2,222,670 compared to $1,636,287 for the nine months ended September 30, 2004, an increase of $586,383 or 35.8%. This increase is primarily due to the overall increase in net sales and decrease in cost of goods sold as a percentage of net sales.

           Selling, general and administrative expenses for the nine months ended September 30, 2005 were $1,294,764 or 52.3% of net sales compared to $1,448,117 or 77.2% of net sales for the same period in 2004, a decrease of $153,353 or 10.6%. The decrease is primarily attributable to the changes in the following categories, due to the Company's cost cutting measures: travel and entertainment decreased by $52,454, and other general and administrative expenses decreased by $37,968.

           Research and development costs for the nine months ended September 30, 2005 were $894,144 or 36.1% of net sales compared to $887,489 or 47.3% of net sales in 2004. The slight net increase of $6,655 is due to employment of additional programmers in the third quarter of 2005 to support the programming demands of increased orders from various customers. However the drop in research and development costs a as percentage of net sales, for the nine months ended September 30, 2005 compared to the same period in 2004, is attributed to the increase in net sales of 32.0% for the nine months ended September 30, 2005 over the same period in 2004.

           Income from operations for the nine months ended September 30, 2005 was $33,762 compared to a loss of ($699,319) for the nine months ended September 30, 2004, an increase of $733,081 in net operating income. This increase is predominantly due to the previously discussed decrease in cost of goods sold and operating expenses combined with the increase in sales.

           Net interest expense for the nine months ended September 30, 2005 was $41,445 or 1.7% of net sales, compared to net interest expense of $18,025 or 1.0% of net sales for the same period in 2004. This $23,420 increase is attributable to the interest paid both on the outstanding line of credit and on the demand note payable to an officer/director. The Company increased borrowings on its outstanding credit line by $373,932 during the nine months ended September 30 2005.

           Other income for the nine months ended September 30, 2005 was $0 compared to $21,383 or 1.1% of net sales for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, the Company recognized rental income on an aircraft. The Company disposed of this aircraft during 2004. There were no such transactions during the nine months ended September 30, 2005. During the nine months ended September 30, 2004, the Company sold all of its remaining available for sale securities resulting in a loss of $115,135. There were no such transactions during the nine months ended September 30, 2005.

           In July 2004, as a result of the Company discontinuing its ownership interest in Reading Air Charter LLC of $84,500, and relinquishing its rights to an aircraft with a Net Book Value of $203,605 and being relieved of its related obligations totaling $155,677, the Company recorded a loss of $132,428. There was no such transaction during the nine months ended September 30, 2005.

           No benefit for income taxes was recorded for the nine months ended September 30, 2005 or 2004. This is due to the uncertainty as to the Company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods, such benefits have been fully reserved at September 30, 2005 and 2004.

           The net loss for the nine months ended September 30, 2005 was ($7,683) or ($0.01) per basic and diluted share as compared to a net loss of ($943,524) or ($0.15) per basic and diluted share for the nine months ended September 30, 2004. This increase in profitability is primarily attributable to the lower operating costs and increased sales in the nine months ended September 30, 2005 versus the nine months ended September 30, 2004, as previously noted.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005

           Net sales for the three months ended September 30, 2005 increased by 54.4% or $323,235 compared to net sales for the three months ended September 30, 2004. This increase is due to the overall market upturn in MES sales along with the Company's Subscriptions sales model Factelligence receiving increased market acceptance resulting in new orders and increased revenues

           Cost of goods sold for the three months ended September 30, 2005 were $88,306 or 9.6% of net sales compared to $58,580 or 9.9% of net sales for the same period in 2004. This decrease in costs of goods sold as a percentage of net sales is related to the increase of software and engineering sales over hardware sales in the three months ended September 30, 2005. For the three months ended September 30, 2005 hardware sales were 9.3% of total net sales compared to 11.9% for the same period in 2004

           Gross profit for the three months ended September 30, 2005 was $829,196 compared to $535,687 for the three months ended September 30, 2004, an increase of $293,509 or 54.8%. This increase is primarily due to the overall increase in net sales and decrease in costs of goods sold as a percentage of net sales

           Selling, general and administrative expenses for the three months ended September 30, 2005 were $431,742 or 47.1% of net sales compared to $470,481 or 79.2% of net sales for the same period in 2004, a decrease of $38,739 or 8.2%. The decrease is primarily attributable to the changes in the following categories due to the Company's cost cutting measures: travel and entertainment decreased by $15,841, while other general and administrative expenses decreased by $35,679.

           Research and development costs for the three months ended September 30, 2005 were $322,510 or 35.2% of net sales compared to $282,254 or 47.5% of net sales in 2004. The net increase of $40,256 is due to employment of additional programmers in the third quarter of 2005 to support the programming demands of increased orders from various customers. However the drop in research and development costs as a percentage of net sales, in three months ended September 30, 2005 compared to the same period in 2004, is attributed to the increase in net sales of 54.4% for the three months ended September 30, 2005 compared to the same period in 2004.

           Income from operations for the three months ended September 30, 2005 was $74,944 compared to a loss of ($217,048) for the three months ended September 30, 2004, an increase of $291,992 in net operating income. This increase is predominantly due to the previously discussed decrease in cost of goods sold and operating expenses combined with the increase in sales

           Net interest expense for the three months ended September 30, 2005 was $16,862 or 1.8% of net sales, compared to net interest expense of $3,929 or 0.7% of net sales for the same period in 2004. This $12,753 increase is attributable to the interest paid both on the outstanding line of credit and on the demand note payable to an officer/director. The Company increased borrowings on its outstanding credit line by $24,000 during the three months ended September 30, 2005 whereas the Company reduced borrowings on its outstanding credit line by $320,000 over the same period in 2004.

           Other income for the three months ended September 30, 2005 was $0 compared to other loss of ($4,996) or 0.1% of net sales for the three months ended September 30, 2004. In July 2004, as a result of the Company discontinuing its ownership interest in Reading Air Charter LLC of $84,500, and relinquishing its rights to an aircraft with a Net Book Value of $203,605 and being relieved of its related obligations totaling $155,677, the Company recorded a loss of $132,428. There was no such transaction during the three months ended September 30, 2005.

           No benefit for income taxes was recorded for the three months ended September 30, 2005 or 2004. This is due to the uncertainty as to the Company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods, such benefits have been fully reserved at September 30, 2005 and 2004.

           Net income for the three months ended September 30, 2005 was $58,082 or $0.01 per basic and diluted share as compared to a net loss of ($358,401) or ($0.05) per basic and diluted share for the three months ended September 30, 2004. This $416,483 increase in profitability is primarily attributable to the lower operating costs and increased sales in the three months ended September 30, 2005 versus the three months ended September 30, 2004, as previously noted, Additionally, the non-operating losses recognized in the three months ended September 30, 2004, that were discussed above did not exist during the three months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

           At September 30, 2005, the Company had current assets of $928,088 as compared to $773,663 at December 31, 2004, an increase of 154,425 or 20.0%. This increase is due primarily to an increase of $316,887 in receivables, associated with increased sales activity, net of cash utilized.

OPERATING ACTIVITIES

           Cash used in operations for the nine months ended June 30, 2005 and 2004 was $417,297 and $478,913, respectively. While cash used in operations was similar for both periods, it was comprised of different components, the impact of which have been previously discussed throughout this management discussion and analysis.

INVESTING ACTIVITIES

           Net cash used in investing activities was $77,678 for the nine months ended September 30, 2005 as compared to cash provided by investing activities which was $202,705 for the nine months ended September 30, 2004. This change is due to the proceeds received of $260,362 from the sale of available for sale securities in the nine months ended September 30, 2004. There was no such sale in the nine months ended September 30, 2005.

FINANCING ACTIVITIES

           Financing activities provided $358,593 in cash for the nine months ended September 30, 2005 compared to $176,973 for the same period in 2004, an increase of $181,620 in cash provided by financing activities. This increase was due to borrowings on the credit line at September 30, 2005 of $373,932 versus payment of $151,932 for the same period in 2004 and a decrease of $360,000 in proceeds from issuance of common stock in 2004 versus the same period in 2005. In July 2004, the Company sold units ("Units") in a private placement transaction to a limited number of investors. Each Unit consisted of 100,000 shares of Common Stock and 100,000 Class A Common Stock Purchase Warrants (the "Class A Warrants"), and sold for a purchase price of $50,000 per unit. The Company paid no commissions or other fees and received proceeds of $360,000 from the offering. There was no such activity during the nine months ended September 30, 2005.

CAPITAL RESOURCES

           The Company has a line of credit available with its bank. In April 2005, the line was renewed until April 30, 2006 and has been increased to $750,000. This increase is only available through December 31, 2005, at which time it decreases to $500,000 until April 30, 2006. The Company anticipates that the decrease in the availability of funds under the line of credit will not adversely affect the Company, its business or its prospects.

           In July 2004, the Company entered into a Revolving Credit Agreement with Sundaresh Ramayya, a director of the Company, pursuant to which Mr. Ramayya agreed to lend to the Company up to $2 million, but not more than $150,000 under any borrowing request submitted by the Company. The Company agreed to pay interest on any outstanding amount at a rate of 4% per annum, payable quarterly, and the outstanding principal amount was to be due and payable on the maturity date which was on the second anniversary of the Agreement (unless accelerated upon an event of default). However, Mr. Ramayya had the right to terminate the Revolving Credit Agreement upon 15 days prior written notice to the Company at which time the obligation of Mr. Ramayya to lend to the Company would terminate. As of August 10, 2005, the Company and Mr. Ramayya terminated the Revolving Credit Agreement. At that time there was no outstanding balance there under. There were no fees or expenses paid by the Company in connection with the execution or termination of the Revolving Credit Agreement.

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

           The Company has no material commitments for capital expenditure at September 30, 2005 and believes that its cash from operations, existing balances and available credit lines will be sufficient to satisfy the needs of its operations and its capital commitments for the near future.

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

           As required by SEC Rule 13a-15(b), we carried out an evaluation as of September 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

           There has been no change in our internal controls over financial reporting during our most recent fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated:   November 14, 2005
         Robesonia, Pennsylvania


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