Form 10KSB
period 2005-12-31
CIMNET INC/PA
filed 2006-03-31
CIK 1035901

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    -------

                                  FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005       Commission File Number 0-22597

                                 CIMNET(R), INC.
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

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15 (d) of Exchange Act. [ ]

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form , and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 126b-2 pf the Exchange Act) Yes [ ] No [X]

     Revenues for the Issuer's most recent fiscal year are $3,501,918

     The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 22, 2006 was approximately $4,429,421 (based on a closing price of $1.30 per share)

     The number of outstanding shares of the Issuer's common stock as of March 22, 2006 was 7,293,859 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Part III incorporates certain information by reference from the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held during the second quarter of 2006.

                                 CIMNET(R), INC.

                                Table of Contents

                                                                            Page
                                                                            ----


PART I........................................................................ 2

      Item  1.   BUSINESS..................................................... 2
      Item  2.   PROPERTIES...................................................17
      Item  3.   LEGAL PROCEEDINGS............................................17
      Item  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS...........17

PART II.......................................................................18

      Item  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS..........................................18
      Item  6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS...20
      Item  7.   FINANCIAL STATEMENTS.........................................27
      Item  8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..........................27
      Item  8.A. CONTROLS AND PROCEDURES......................................27
      Item  8.B. OTHER INFORMATION............................................28


PART III......................................................................28

      Item  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                 PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...28
      Item 10.   EXECUTIVE COMPENSATION.......................................28
      Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................28
      Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............28
      Item 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K......................29
      Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.......................29

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

     Our products utilize Microsoft and Oracle database technology to electronically manage production schedules, process control, documents, product quality, machine efficiency, material yields and labor time and attendance. They help drive manufacturing standards and enable production to eliminate variability in complex manufacturing operations. CIMNET's(R) products operate on Windows(R) 95, 98, 2000, XP and NT.

     CIMNET(R) is proud to report that many of its clients are leading manufacturers, including GE Power Systems, Alcoa, Johnson & Johnson, Raytheon, Timken, Nestle Foods, Barber Foods, Caterpillar and Coca Cola. During the year ended December 31, 2005, one of our customers accounted for approximately 31% of our total billings.

Recent Developments

     CIMNET returned to profitability in 2005, due to increased market awareness and demand for MES software; our staff dedication to producing a world class product and the release of Factelligence IP in the fourth quarter of 2004, which is receiving good market acceptance. Cimnet started implementing Factelligence IP in multiple metals manufacturing plants during the year under a global contract with a Fortune 100 metals company. We also continued to increase the number of worldwide partners for the sale and implementation of our software. During the first quarter of 2006, CIMNET was selected by two US based food companies to implement Factelligence in pilot facilities. If successful, this could result in global roll-outs of Factelligence across both companies' production facilities, over approximately a five year period. Due to customer demand, CIMNET has committed to releasing a version of Factelligence for the Chinese market during the third quarter of 2006. We anticipate continued growth during 2006 as CIMNET extends its footprint in the Manufacturing Execution Systems (MES) space.

Factelligence Industrial Portal

     Factelligence IP first introduced in November 2004 is the industry's first comprehensive "Suite" of completely integrated Manufacturing Execution, Business Intelligence and HMI/SCADA software built on Microsoft's .NET technology. We believe Factelligence IP fills an unmet market need by bringing together, under a single brand, an interoperable, feature-rich set of tools capable of revolutionizing factory floor management, using the evolving industry-standard Microsoft technology. Factelligence IP uses a modular approach to package CIMNET's applications; Manufacturing Execution Systems (MES), Human Machine Interface, Supervisory Control and Data Acquisition (HMI/SCADA), and Business Intelligence (BI).

     Factelligence IP is highly configurable enhancing companies' abilities to achieve rapid rollout and ROI in the make-to-order, lean, outsourced or collaborative manufacturing markets. It enables customers to build a real-time, web centric information system that enhances supply chain visibility. Using direct links into manufacturing equipment, it provides current information on each step of the manufacturing process. This information allows customers to make decisions that help develop a more efficient factory and to meet aggressive deadlines.

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

Industry Analysis

     We believe the factory floor is one of the few remaining domains within Corporate America that has not effectively been integrated with the rest of the organization. Increasing pressure on manufacturers for mass customization, lean production techniques and reduced product delivery times can only be accomplished by better integrating the factory floor with the rest of the company's "front-office" systems.

     CIMNET(R)'s Manufacturing Execution Systems and other software solutions that address these challenges are more broadly known throughout the industry as Collaborative Production Management (CPM) or Manufacturing Execution Systems
(MES) solutions.

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

     The transition in the nature of manufactured goods from one of long, homogeneous production runs to shorter, more customized products has created the need for new and improved manufacturing processes. To achieve this objective, manufacturers must develop better links between the demand for its products on the front end and the factory floor resources used to produce those products (manufacturing plants, supply chain) on the other end. CPM products, and specifically the Company's Suite of software solutions, are specifically designed for this purpose. The complex CPM software is programmed to optimize coordination between functions throughout the organization, and functions on the factory floor. The coordination provided by CPM software is instrumental if companies want to achieve their objective of mass customization of manufactured products.

     The Company's software solution and implementation experience encompass a wide variety of healthy manufacturing industries including food & beverage, pharmaceutical, medical devices, automotive, aerospace and consumer packaged goods. These industries are all under competitive pressures to reduce manufacturing costs through better utilization of resources, reduction in inventories, elimination of scrap/waste, and improvements in labor productivity and the entire supply chain. In addition, certain industries, such as pharmaceutical and food and beverage, are facing heightened regulation, especially the FDA's 21 CFR Part 11 concerning Electronic Recordkeeping and Electronic Signatures.

  [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR GRAPH IN THE PRINTED MATERIAL]

                                 CPM - Discrete
                                 CAGR  15.20%

(millions)
                   2005      2006      2007       2008        2009        2010
                   ----      ----      ----       ----        ----        ----
CPM - Discrete   $676.30   $779.30   $897.90   $1,034.60   $1,192.20   $1,373.80


Figure 1 Source: ARC Advisory Group

     According to the latest ARC Advisory Group statistics, the Company's total addressable CPM discrete market is expected to increase to approximately $1.37 billion in 2010, a compound annual growth rate of 15.20% over the next several years (See Figure 1).

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

  [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR GRAPH IN THE PRINTED MATERIAL]

                                 CPM - Process
                                 CAGR  11.80%

(millions)
                   2005       2006       2007       2008       2009       2010
                   ----       ----       ----       ----       ----       ----
CPM - Process   $1,307.00  $1,450.00  $1,623.80  $1,835.10  $2,052.80  $2,278.30


Figure 2 Source: ARC Advisory Group

     According to the latest ARC Advisory Group statistics, the Company's total addressable CPM Process market is expected to increase to approximately $2.27 billion in 2010, a compound annual growth rate of 11.80% over the next several years (See Figure 2).

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

     Figures 1 and 2 illustrate how the Company's core Manufacturing Execution System (or Collaborative Production Management) solutions address an existing $1.98 billion market that is expected to grow to $3.65 billion by 2010. The Company's integrated HMI/SCADA solution addresses a separate $500 million Human Machine Interface Market that according to ARC Research is expected to grow better than 4% per year over the next several years. In the first quarter of 2005, the Company released its Business Intelligence module, a new solution targeted at the $2.2 billion Enterprise Performance Management market. While these markets have traditionally been served by their own set of focused solutions providers, the Company's unified Factelligence IP Suite has the potential to capture a small percentage of these markets. With the manufacturing sector recovering and competitive pressures continuing to mount, overall spending on total factory floor automation software spending is expected to increase.

     The Manufacturing Execution Systems (MES) software solution market is essentially in its infancy. However, there are signs that growth may be on the verge of accelerating. The recent manufacturing slump of 2001-2004 appears to have stabilized. In addition, we believe companies are lifting the IT spending moratorium that severely constrained technology spending the last few years.

     We believe that this confluence of events is creating opportunity for factory automation software solutions providers with leading edge products that are easy to implement, simple to operate and that provide better control of the factory floor.

     The competitive pressures on manufacturers has intensified which we anticipate will create a demand for software solutions that can improve a manufacturers' ability to efficiently coordinate customer orders into the manufacturing supply chain. The Company's Factelligence(R) software solution provides manufacturers in a variety of industries with a configurable, out-of-the-box software solution that may improve their competitiveness.

Sales and Marketing

     In 2006, the Company plans to increase its use of partners worldwide. The Company believes it can add an additional six sales and integration partners for its Factelligence software during 2006.

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

     The Company plans to expand its marketing reach utilizing a unique multi-channel distribution strategy consisting of: (1) an expanded and strengthened direct sales force; and; (2) a distribution channel created through agreements with established factory floor automation software distributors and integrators. The Company believes that a multi-channel distribution strategy will provide far greater marketing reach and deeper penetration of a broader range of industry vertical market segments.

Subscription Model

     CIMNET offers two models for software acquisition: perpetual licensing or subscription licensing. In the subscription model, the customer purchases CIMNET's Factelligence on an annual license basis. Licensing provides the appropriate number of concurrent users for the Factelligence modules and applications required. All software is loaded, installed and maintained locally at the customer's facility. The only difference between the perpetual and subscription acquisition is that the subscription licensing expires after a fixed time period (i.e. one year) unless the subscription is renewed. The cost per year for Factelligence for the customer facility includes the license to use the software for that period of time and includes standard maintenance and support coverage.

Maintenance and Support

     We believe that high quality customer service and support are integral components of the application solutions we offer. Therefore, we offer a range of fee-based training, installation, consulting, and maintenance services to facilitate the installation and use of our software.

     We offer annual maintenance contracts for all of our hardware and software products to our customers. The hardware maintenance contract provides our customers with next-day replacement of the hardware product that has failed regardless of the reason. Purchasers of our software maintenance contracts are provided with free software updates as available, and internet access to our web site to obtain information on latest software releases and new features from us.

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

     As of March 30, 2006, we had 21 full-time employees, two part-time employees, and 2 consultants engaged in research and development activities. During the years ended December 31, 2005, and 2004, we spent $1,276,228, and $1,083,849, respectively, on research and development. We expect to continue to commit significant resources to research and development in the future. To date, no research and development costs have been capitalized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     CIMNET's current competitors include a number of companies offering one or more solutions for the manufacturing software automation market, some of which are directly competitive with CIMNET's products. For example CIMNET's competitors in the DNC market include InterCim, Greco Systems and Predator. In the MES market space, CIMNET's key competitors include Camstar, Rockwell Automation, Invensys, Siemens and GE Fanuc. We also may face competition from systems integrators and consulting firms which design and develop custom software and systems. Some of these firms may possess industry-specific expertise or reputations among potential customers for offering solutions to a manufacturing need.

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

Employees

     As of March 30, 2006, we had 33 employees, of which 2 are part-time employees, including 23 in research and development of new software, and implementation; 7 in sales and marketing; 1 in developing corporate partnerships and strategic alliances, and 3 in operations and order processing. In addition we had 2 consultants working on research and development of new software.

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

Risks Related To Our Business
-----------------------------

     We Have Incurred Substantial Losses And We May Not Be Profitable In The Future. During the fiscal years ended December 31, 2005, 2004, and 2003 we reported a net income of $98,675, and net losses of ($1,203,578), and ($2,052,396) respectively. Through December 31, 2005, our accumulated deficit equaled $4,264,056. Although we reported a net profit during the 2005 fiscal year, we cannot be certain that we will remain profitable in the future. Failure to remain profitable may adversely affect our ability to conduct business and the market price of our common stock.

     We May Need Additional Capital, and We Cannot Be Sure That Additional Financing Will Be Available. Historically, we have funded our operating losses and capital expenditures through proceeds from private equity and debt financings. During 2004, we issued shares of our common stock and common stock purchase warrants in a private placement and borrowed funds from John Richardson, our Chief Executive Officer and founder, to fund our on- going operations. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the immediate future, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans. Our inability to obtain additional financing could have a material adverse effect on the Company's business, financial condition, prospects and results of operations.

     The Demand For Manufacturing Software Seems To Have Strengthend During The Past Year, But Could Weaken Significantly In the Future, Depending On The Future Economic Climate. The market for our manufacturing software strengthened during 2005, but could change rapidly in the coming years depending on the economic climate. The market for advanced manufacturing automation software declined dramatically during 2002, 2003 and 2004 and there is no gauruntee the strengthening we have seen in the last year will continue. Many manufacturing companies have experienced financial difficulties or uncertainty, and as a result have canceled or delayed spending on technology initiatives. These companies typically are not demonstrating the same urgency regarding technology initiatives. If companies cancel or delay their business and technology initiatives because of the current or future economic climate, or for other reasons, our business, financial condition and results of operations would be materially and adversely affected.

     Our Quarterly Operating Results May Fluctuate Because We Depend On A Small Number Of Large Orders From A Limited Number Of Customers. We derive a significant portion of our software license and service revenue in each quarter from a small number of relatively large orders. Our operating results for a particular fiscal period could be materially adversely affected if we are unable to complete one or more substantial license sales planned for that period. During the year ended December 31, 2005, one customer accounted for approximately 31% of our total revenue and during the year ended December 31, 2004 another customer accounted for approximately 14% of our total revenue. In addition, the purchase and implementation of our products typically involve a significant cost to our customers, including the purchase of related hardware and software, as well as training and integration costs. These implementations also include a substantial commitment of resources by our customers or their consultants over an extended period of time. As a result, our sales cycle is relatively long. Our services revenue, which is largely correlated with our license revenue, has fluctuated and may fluctuate in the future due to significant consulting and implementation services performed in a quarter.

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


Item 2. PROPERTIES.

     Our principal facility is a 7,500 square foot building in Robesonia, Pennsylvania. The building is owned by John D. Richardson, our founder, Chief Executive Officer and Chairman of the Board and leased on a month to month basis. The monthly rent paid by the Company to Mr. Richardson is $10,000 which we consider to be no greater than market rate for comparable space. We believe our current facility will not be adequate to meet our future business requirements, and we are currently negotiating for suitable space.

Item 3. LEGAL PROCEEDINGS.

     We are not presently a party to any material legal proceedings nor are any material legal proceedings presently threatened against us.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 2005.

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

     The following table sets forth the range of high and low bid quotations for our Common Stock, for the two year period ended December 31, 2005 as reported by the OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. In the future, the trading volume of our common stock may be extremely limited (or non-existent). As a result, the liquidity of an investment in our common stock may be adversely affected.

                                  Common Stock

                            High    Low                             High    Low
                            ----    ---                             ----    ---
          2005                                    2004
          ----                                    ----

     Quarter ended                           Quarter ended
     March 31, 2005        $0.80   $0.40     March 31, 2004        $1.08   $0.62

     Quarter ended                           Quarter ended
     June 30, 2005         $0.82   $0.55     June 30, 2004         $0.94   $0.27

     Quarter ended                           Quarter ended
     September 30, 2005    $0.95   $0.61     September 30, 2004    $0.70   $0.38

     Quarter ended                           Quarter ended
     December 31, 2005     $0.90   $0.52     December 31, 2004     $0.57   $.37

     On March 30, 2006, the final quoted prices as reported by the OTC Bulletin Board was $1.30 for each share of Common Stock. As of March 22, 2006, there were 7,293,859 shares of Common Stock outstanding, held of record by approximately 71 record holders.

Equity Compensation Plan Information

     The following table summarizes our equity compensation plans as of December 31, 2005:

                                         Equity Compensation Plan Information
                                         ------------------------------------

                                                                          (b)                          (c)
                                                                    Weighted-average          Number of securities
                                                (a)                     exercise             remaining available for
                                      Number of securities to           price of              future issuance under
                                     be issued upon exercise of       outstanding           equity compensation plans
                                        outstanding options,       options, warrants         (excluding securities
Plan category                           warrants and rights            and rights           reflected in column (a))
==================================  ============================= ===================== =============================
Equity compensation plans or
arrangements approved by
security holders                              1,062,500                   $1.00                      1,407,500

Equity compensation plans or
arrangements not approved by
security holders                                200,000                   $2.00                         ------

Total                                        1, 262,500                   $1.16                     1, 407,500
---------------------------------------------------------------------------------------------------------------------

Recent Sales of Unregistered Securities

     During the year ended December 31, 2005 there were no new equity securities issued and during the years ended December 31, 2004, the Company sold the following equity securities that were not registered under the Securities Act of 1933, as amended:

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

     On January 12, 2006, the Board of Directors of Cimnet, Inc.. (the "Company") authorized the issuance of options to purchase a total of 525,000 shares of the Company's common stock as compensation to certain executive officers, employees and outside directors of the Company. Each of the options are exercisable at $.60 per share (the closing price of the Company's common stock on the date of issuance), vest immediately and are exercisable for a period of 5 years.

     The following officers and directors were granted options: Jason Dietrich, the Company's Vice President- Sales (100,000 options); Tony Crouch, the Company's Chief Technology Officer (100,000 options); and J. Jeffery Fox, Karl
D. Gerhart, Sundaresh Ramayya , and David Birk, each of whom is a member of the Company's Board of Directors (12,500 options each). The options were issued under the Company's 2002 Stock Option Plan and pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

     Net Sales for the year ended December 31, 2005 were $3,501,918, an increase of 46.5% or $1,110,961 over net sales for the year ended December 31, 2004. This increase is due to the overall market upturn in MES (Manufacturing Execution System) sales along with the Company's Subscriptions sales model for Factelligence receiving increased market acceptance resulting in new orders and increased revenues.

     Costs of goods sold for 2005 were 10% of net sales at $340,775 compared to 12% of net sales in 2004 at $283,567, representing a 2% decrease in Costs of Goods sold as percentage of net sales in 2005 over the same period in 2004.

     Gross profit for 2005 was $3,161,143 compared to $2,107,390 for 2004, an increase of $1,053,753 or 50.0% which is consistent with the increase in net sales and cost of goods sold.

     Selling, general and administrative expenses for 2005 were $1,755,030 or
50.1 % of net sales compared to $1,923,231 or 80.4% of net sales, for 2004, a decrease of $168,201 or 8.7%. The decrease is primarily attributable to the changes in the following categories that were directly attributable to the Company's cost cutting measures: travel and entertainment decreased by $63,326, other general and administrative expenses decreased by $151,992. However these decreases in the above mentioned areas were offset by increases in some other areas; specifically independent contractor fees increased by $52,362 in order to meet the needs of some overseas sales contracts. Stock compensation expense decreased by $53,641 since there were no remaining expenses for stock options related to consulting and legal services.

     In 2005 research and development costs were $1,276,228 compared to $1,083,849 in 2004, an increase of $192,379 or 17.7% from the previous year. This increase is due to employment of additional programmers in the third and fourth quarter of 2005 to support the programming demands of increased orders from various customers. However the drop in research and development costs as a percentage of net sales from 45.3% in 2004 to 36.4% in 2005, is attributable to the increase in net sales of 46.5% in 2005 over 2004.

     Income from operations for 2005 was $128,803 compared to loss of ($954,413) in 2004, an increase of $1,083,216 over the previous year. This increase is predominantly due to the previously discussed increase in sales, combined with a lower percentage in cost of goods sold and a decrease in operating expenses.

     Net interest expense for 2005 was $58,068 or 1.7% of net sales, compared to net interest expense of $22,888 or 1.0% of net sales for 2004. This $35,180 increase is attributable to the interest paid both on the outstanding line of credit and on the demand note payable to an officer/director. The Company increased borrowings on its outstanding credit line by $319,932 during 2005.

     In 2004 there was realized loss on the sale of available for sale securities of approximately $115,000. In 2005 there was no such transaction.

     In 2005 miscellaneous income, in the form of a commission earned from assisting an individual to find a buyer for the shares of the Company stock that they owned, was $27,940 or 0.8% of net sales. In 2004, the Company recognized rental income of $17,521 related to an aircraft. The Company disposed of this aircraft and interest in a related limited partnership during 2004 resulting in a loss of $128,663. There were no such transactions during 2005. In 2004, the Company sold all of its remaining available for sale securities.

     No provision for income taxes was recorded in 2005 or 2004. In 2004, tax benefits arising from the Company's net loss were off-set by a valuation allowance recorded due to the uncertainty as to the Company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods, such benefits have been fully reserved at December 31, 2005 and 2004. In 2005, the Company has utilized a portion of its available net operating loss carry-forwards to off-set current year taxable income, but has continued to carry a valuation allowance for a majority of its deferred tax assets. Based upon the cumulative losses from prior years, and the late turn around in 2005, the Company has analyzed future taxable income and has deemed it prudent to maintain the valuation allowance at this time but will continue to reevaluate the valuation allowance in future periods based upon business and results of operations.

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

     Selling, general and administrative expenses for 2004 were $1,923,231 or
80.4 % of net sales compared to $2,275,973 or 97.0% of net sales, for 2003, a decrease of $352,742 or 15.5%. This decrease is due to the continuation and enhancement of cost cutting measures started by the Company in 2003. The decrease is primarily attributable to the changes in the following categories: salaries decreased by $157,260 due to cuts in the number of employees and reduced salaries; commissions decreased by $51,475 due to modifications in commission structures; legal expenses decreased by $51,150, travel and entertainment costs decreased by $52,412; however these decreases in the above mentioned areas were offset by increases in some other areas; specifically advertising and marketing increased by $86,528 due to the promotions of new products.

     Stock compensation relating to employee compensation, consulting and legal services decreased by $72,651, which resulted from a decrease in the number of options that vested during 2004. Additionally, in 2003, options with a value of $36,000 were issued to the Company's legal counsel.

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

Liquidity and Capital Resources

     At December 31, 2005, the Company had current assets of $1,216,369 versus $773,663 at December 31, 2004, an increase of $442,706 or 57.2%. This increase is due primarily to an increase of $556,568 in receivables, associated with increased sales activity.

     Current liabilities were $2,226,863 at December 31, 2005 versus $1,847,547 at December 31, 2004, an increase of $379,316. This increase is primarily due an increase of $319,932 on the credit line and additional accrued dividends of $46,667.

Operating Activities

     Cash used in operations for fiscal 2005 and 2004 was ($331,088) and ($654,167), respectively. This decrease of $323,079 in the cash used by operations was primarily attributable to the change in net income of $98,675 in 2005 versus a net loss of $1,203,578 in 2004 partially offset by an increase of $562,393 in accounts receivables in 2005

Investing Activities

     Cash used in investing activities was $79,895 in 2005 as compared to $199,441 of cash provided by investing activities in 2004. This change is primarily due to the proceeds of $260,362 received from the sale of available for sale securities in 2004. There was no such sale of securities in 2005.

Financing Activities

     Financing activities provided $299,315 in 2005 compared to $472,738 in 2004, a decrease of $173,423 in cash provided by financing activities. Even though net borrowing on the line of credit increased by $319,932 in 2005 this was still less than the combined amount of $360,000 raised from issuance of common stock through a private placement and $130,000 from a demand note borrowing from a stockholder, in 2004.

Capital Resources

     The Company has a $750,000 line of credit with a bank. Interest is payable monthly at the bank's prime interest rate plus 1.75%. The balance of outstanding borrowings was $661,000 and $341,068 at December 31, 2005 and 2004, respectively. The line of credit is subject to annual renewal on April 30, 2006, at which time the availability of the line is scheduled to decrease to $500,000. The line of credit is collateralized by a first lien security interest in all business assets and an unlimited personal guarantee of a shareholder. This line includes a financial covenant that requires the Company to maintain a certain tangible net worth. The Company was not in compliance with this covenant at December 31, 2005. However, a waiver was obtained from the bank on March 30, 2006. As of December 31, 2005, the Company had $89,000 available on its line of credit

     In July 2004, the Company entered into a Revolving Credit Agreement with Sundaresh Ramayya, a director of the Company, pursuant to which Mr. Ramayya agreed to lend to the Company up to $2 million, but not more than $150,000 under any borrowing request submitted by the Company. The Company agreed to pay interest on any outstanding amount at a rate of 4% per annum, payable quarterly, and the outstanding principal amount was to be due and payable on the maturity date which was on the second anniversary of the Agreement (unless accelerated upon an event of default). However, Mr. Ramayya had the right to terminate the Revolving Credit Agreement upon 15 days prior written notice to the Company at which time the obligation of Mr. Ramayya to lend to the Company would terminate. As of August 10, 2005, the Company and Mr. Ramayya terminated the Revolving Credit Agreement. At that time there was no outstanding balance thereunder. There were no fees or expenses paid by the Company in connection with the execution or termination of the Revolving Credit Agreement.

     In December 2004, the Company borrowed $130,000 in the form of a demand note payable to an officer/director. The secured demand note is payable upon demand from the officer/director and bears interest at the prime rate plus 1%. Monthly interest payments are made based on the prime rate for the period. On April 5, 2005, the Company repaid $20,000 on this loan reducing the outstanding balance to $110,000 as of April 5, 2005. This note is subordinated to the Company's line of credit with its bank lender. The Company anticipates repaying the Note in full in 2006.

     The Company has no material commitments for capital expenditures at December 31, 2005 and believes that its cash from operations, existing balances and available credit lines will be sufficient to satisfy the needs of its operations and its capital commitments for the near future.

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

     Revenue Recognition - The Company generates revenue principally from the following sources:

     Sale of Software Subscription: CIMNET offers two models for software acquisition: perpetual licensing or subscription licensing. In the subscription model, the customer purchases CIMNET's Factelligence on an annual license basis. Licensing provides the appropriate number of concurrent users for the Factelligence modules and applications required. All software is loaded, installed and maintained locally at the customer's facility. The only difference between the perpetual and subscription acquisition is that the licensing will expire after one year unless the subscription is "renewed." The cost per year for Factelligence for the customer facility includes the license to use the software for that period of time and includes Standard maintenance and support coverage. Revenue on software subscriptions is recognized ratably over the term of the subscription agreement.

     Sale of Software and Hardware: Revenues are recorded when software or hardware products are shipped and are recorded net of allowance for estimated returns, price concessions and other discounts. A change in these estimates could impact the results of operations in future periods.

     Sale of Services: Revenues for services (installation, engineering and training) are recognized when services are completed.

     Sale of Maintenance Agreements: Maintenance agreements generally require the Company to provide technical support and certain software updates to customers. Revenue on technical support and software update rights is recognized ratably over the term of the maintenance agreement.

     The Company follows the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position 97-2, "Software Revenue Recognition," as well as the SEC staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

     Goodwill - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually or more frequently if impairment indicators arise. Based upon such review, management determined that no write-down of goodwill was required as of December 31, 2005.

     Software Development Costs - Under the criteria set forth in SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross product revenue, estimated economic product lives, and changes in software and hardware technology. Amounts that would have been capitalized under this statement after consideration of the above factors were immaterial and, therefore no software development costs have been capitalized by the Company during 2005.

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

     SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." The Company accounts for its employee stock option plans under APB Opinion No. 25. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair-value based method of accounting defined in SFAS No. 123 had been applied. The ability for companies to continue to choose to account for employee equity instruments under the guidance of APB Opinion No. 25 has ended as of December 31, 2005. As of January 1, 2006, the Company will be required to account for such employee equity instruments by measuring compensation cost at the grant date of such awards based upon their value and results of the Company's operations will include expense based upon the fair value of vesting period of the award.

Item 7. FINANCIAL STATEMENTS

     See Financial Statements following Item 14 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 8A. CONTROLS AND PROCEDURES

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

     As required by SEC Rule 13a-15(b), we carried out an evaluation as of December 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in our internal controls over financial reporting during our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 13. EXHIBITS,

(a) Exhibits.
Exhibits

3.01*     Certificate of Incorporation of CIMNET(R).
3.02*     By-laws, as amended, of CIMNET(R).
3.03* Certificate of Designation of the Rights, Preferences and Limitations of Series A Convertible Preferred Stock of the Company.
4.01*     Specimen Certificate for shares of CIMNET(R)'s Common Stock.
10.01*    1999 Stock Plan, as amended.
10.02*    Lease Agreement for the executive offices.
10.03* Preferred Stock and Warrant Purchase Agreement dated as of August 31, 2001 by and between the Company and the Purchaser.
10.04* Common Stock Purchase Warrant dated as of August 31, 2001 issued by the Company to the Purchaser.
10.05* Registration Rights Agreement dated as of August 31, 2001 by and between the Company and the Purchaser.
10.06* Voting Agreement dated as of August 31, 2001 by and among the Purchaser, the Company and John D. Richardson.
10.07*    2002 Stock Option Plan, as amended.
10.08*    Form of Notice of Grant of Stock Options and Stock Option Agreement
31.0 Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley of 2002.
32.0 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Previously filed with the Securities and Exchange Commission.

(b) Reports on Form 8-K

     None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

                                  CIMNET, INC.

                                FINANCIAL REPORT


                                DECEMBER 31, 2005

TABLE OF CONTENTS
December 31, 2005


                                                                           PAGE
                                                                           ----

FINANCIAL STATEMENTS:

     Report of Independent Registered Public Accounting Firm................32
     Balance Sheets.........................................................33
     Statements of Operations...............................................35
     Statements of Changes in Stockholders' Equity..........................36
     Statements of Cash Flows...............................................37
     Notes to Financial Statements..........................................39

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders
Cimnet, Inc.


     We have audited the accompanying balance sheets of Cimnet, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cimnet, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                    /s/ Beard Miller Company LLP


Beard Miller Company LLP
Reading, Pennsylvania
March 15, 2006, except for Note 5 as to which the date is March 30, 2006.

CIMNET, INC.
================================================================================
BALANCE SHEETS
December 31, 2005 and 2004

                                                                           2005           2004
                                                                       ------------   ------------
                                     ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                         $     43,985   $    155,653
     Accounts receivable, net of allowance for doubtful accounts
         2005 $22,295; 2004 $16,470                                         869,492        312,924
     Inventories                                                             97,209         98,430
     Prepaid expenses                                                        65,264         66,237
     Deferred income tax assets                                             140,419        140,419
                                                                       ------------   ------------

         Total Current Assets                                             1,216,369        773,663

PROPERTY AND EQUIPMENT, NET                                                 258,759        310,731

GOODWILL                                                                  2,364,145      2,364,145

OTHER ASSETS                                                                 95,333         50,000
                                                                       ------------   ------------


         Total Assets                                                  $  3,934,606   $  3,498,539
                                                                       ============   ============

See notes to financial statements.

                                                                                       2005            2004
                                                                                   ------------    ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Line of credit                                                                $    661,000    $    341,068
     Demand note payable, stockholder                                                   110,000         130,000
     Current portion of capital lease obligations                                        15,714          10,010
     Current portion of long-term debt                                                    6,592               0
     Accounts payable                                                                    97,864         133,770
     Accrued expenses                                                                    84,317          64,333
     Dividends payable on preferred stock                                               312,667         266,000
     Deferred income                                                                    938,709         902,366
                                                                                   ------------    ------------

         Total Current Liabilities                                                    2,226,863       1,847,547

LONG-TERM DEBT, NET OF CURRENT PORTION                                                    5,350               0

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                        20,285          21,974
                                                                                   ------------    ------------

         Total Liabilities                                                            2,252,498       1,869,521
                                                                                   ------------    ------------

STOCKHOLDERS' EQUITY

     Preferred stock, $.0001 8% cumulative convertible; 5,000,000 shares                     75              75
         authorized; 746,965 shares issued and outstanding
     Common stock, $.0001 par value; 15,000,000 shares authorized; 7,293,859
         shares issued and outstanding                                                      729             729
     Paid-in capital                                                                  5,945,813       5,945,813
     Accumulated deficit                                                             (4,264,056)     (4,316,064)
     Deferred stock compensation                                                           (453)         (1,535)
                                                                                   ------------    ------------

         Total Stockholders' Equity                                                   1,682,108       1,629,018
                                                                                   ------------    ------------

         Total Liabilities and Stockholders' Equity                                $  3,934,606    $  3,498,539
                                                                                   ============    ============

CIMNET, INC.
================================================================================
STATEMENTS OF OPERATIONS
Years Ended December 31, 2005 and 2004

                                                                                      2005            2004
                                                                                  ------------    ------------
NET SALES                                                                         $  3,501,918    $  2,390,957

COST OF GOODS SOLD                                                                     340,775         283,567
                                                                                  ------------    ------------

         Gross Profit                                                                3,161,143       2,107,390
                                                                                  ------------    ------------

OPERATING EXPENSES
     Selling, general and administrative                                             1,755,030       1,923,231
     Stock compensation - employees, consulting and legal services                       1,082          54,723
     Research and development                                                        1,276,228       1,083,849
                                                                                  ------------    ------------

         Total Operating Expenses                                                    3,032,340       3,061,803
                                                                                  ------------    ------------

         Operating Income (Loss)                                                       128,803        (954,413)
                                                                                  ------------    ------------

OTHER INCOME (EXPENSES)

     Interest expense, net                                                             (58,068)        (22,888)
     Miscellaneous income                                                               27,940               0
     Rental income                                                                           0          17,521
     Loss on disposition of investment in limited partnership and equipment                  0        (128,663)
     Realized loss on the sale of available for sale securities                              0        (115,135)
                                                                                  ------------    ------------

         Total Other Income (Expenses)                                                 (30,128)       (249,165)
                                                                                  ------------    ------------

         Income (Loss) before Income Tax Benefit                                        98,675      (1,203,578)

INCOME TAX BENEFIT                                                                           0               0
                                                                                  ------------    ------------

         Net Income (Loss)                                                        $     98,675     ($1,203,578)
                                                                                  ============    ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC                                        $       0.01          ($0.19)
                                                                                  ============    ============

NET INCOME (LOSS) PER COMMON SHARE - DILUTED                                      $       0.01          ($0.19)
                                                                                  ============    ============

See notes to financial statements.

CIMNET, INC.
================================================================================
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years Ended December 31, 2005 and 2004


                                                  Preferred Stock              Common Stock                           Retained
                                            --------------------------   -------------------------     Paid-in        Earnings
                                               Shares         Amount        Shares        Amount       Capital       (Deficit)
                                            -----------    -----------   -----------   -----------   -----------    -----------
BALANCE - DECEMBER 31, 2003                     746,965            $75     6,553,859          $655    $5,557,761    ($3,002,737)


 Comprehensive loss:
    Net loss                                          0              0             0             0             0     (1,203,578)
    Change in unrealized loss on
       available for sale securities                  0              0             0             0             0              0


   Total Comprehensive Loss


 Stock compensation expense                           0              0             0             0             0              0
 Consulting and legal service expense,
      fair value of shares of common
      stock, options and warrants granted             0              0        20,000             2        12,998              0
 Issuance of common stock                             0              0       720,000            72       359,928              0
 Dividends and accretion on preferred
    stock                                             0              0             0             0        29,749       (109,749)
 Forfeiture of unvested stock options                 0              0             0             0       (14,623)             0
                                            -----------    -----------   -----------   -----------   -----------    -----------

BALANCE - DECEMBER 31, 2004                     746,965             75     7,293,859           729     5,945,813     (4,316,064)

 Net income                                           0              0             0             0             0         98,675
 Stock compensation expense                           0              0             0             0             0              0
 Dividends on preferred stock                         0              0             0             0             0        (46,667)
                                            -----------    -----------   -----------   -----------   -----------    -----------

BALANCE - DECEMBER 31, 2005                     746,965            $75     7,293,859          $729    $5,945,813    ($4,264,056)
                                            ===========    ===========   ===========   ===========   ===========    ===========


                                            Accumulated
                                               Other         Deferred
                                            Comprehensive      Stock
                                                Loss       Compensation      Total
                                            -----------    -----------    -----------
BALANCE - DECEMBER 31, 2003                   ($174,481)      ($59,881)    $2,321,392
                                                                          -----------

 Comprehensive loss:
    Net loss                                          0              0     (1,203,578)
    Change in unrealized loss on
       available for sale securities            174,481              0        174,481
                                                                          -----------

   Total Comprehensive Loss                                                (1,029,097)
                                                                          -----------

 Stock compensation expense                           0         43,723         43,723
 Consulting and legal service expense,
      fair value of shares of common
      stock, options and warrants granted             0              0         13,000
 Issuance of common stock                             0              0        360,000
 Dividends and accretion on preferred
    stock                                             0              0        (80,000)
 Forfeiture of unvested stock options                 0         14,623              0
                                            -----------    -----------    -----------

BALANCE - DECEMBER 31, 2004                           0         (1,535)     1,629,018

 Net income                                           0              0         98,675
 Stock compensation expense                           0          1,082          1,082
 Dividends on preferred stock                         0              0        (46,667)
                                            -----------    -----------    -----------

BALANCE - DECEMBER 31, 2005                          $0          ($453)    $1,682,108
                                            ===========    ===========    ===========

See notes to financial statements.

CIMNET, INC.
================================================================================
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004

                                                                                2005            2004
                                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                                      $     98,675     ($1,203,578)
     Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
            Depreciation and amortization                                        103,108          97,434
            Realized loss on sale of securities                                        0         115,135
            Loss on disposition of investment in limited
               partnership and equipment                                               0         128,663
            Provision for doubtful accounts                                        5,825            (552)
            Provision for deferred income taxes                                        0           8,294
            Stock issued, consulting services                                          0          11,000
            Stock options, employees                                               1,082          43,723
            Stock options and warrants, consulting and legal services                  0           2,000
            (Increase) decrease in assets:
               Accounts receivable                                              (562,393)         95,736
               Inventories                                                         1,221          (3,589)
               Prepaid expenses                                                      973          (8,983)
               Income taxes receivable                                                 0          98,313
            Increase (decrease) in liabilities:
               Accounts payable                                                  (35,906)         30,483
               Accrued expenses                                                   19,984          (4,635)
               Deferred income                                                    36,343         (63,611)
                                                                            ------------    ------------

              Net Cash Used in Operating Activities                             (331,088)       (654,167)
                                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Investment in limited partnership                                                 0          (7,000)
     Purchase of software licensing agreement                                    (60,000)        (50,000)
     Purchase of property and equipment                                          (19,895)         (3,921)
     Proceeds from the sale of available for sale securities                           0         260,362
                                                                            ------------    ------------

              Net Cash Provided by (Used in) Investing Activities                (79,895)        199,441
                                                                            ------------    ------------

See notes to financial statements.

CIMNET, INC.
================================================================================
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005 and 2004

                                                                            2005          2004
                                                                         ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Principal payments on long-term borrowings                          ($   1,558)     ($27,330)
     Principal payments on capital lease obligations                        (12,559)
     Principal payments on demand note payable, stockholder                 (20,000)            0
     Proceeds from long-term borrowings                                      13,500             0
     Proceeds from demand note payable, stockholder                               0       130,000
     Proceeds from issuance of common stock and warrants                          0       360,000
     Net borrowings on line of credit                                       319,932        10,068
                                                                         ----------    ----------

              Net Cash Provided by Financing Activities                     299,315       472,738
                                                                         ----------    ----------

              Net Increase (Decrease) in Cash and Cash Equivalents         (111,668)       18,012

CASH AND CASH EQUIVALENTS - BEGINNING                                       155,653       137,641
                                                                         ----------    ----------

CASH AND CASH EQUIVALENTS - ENDING                                           43,985    $  155,653
                                                                         ==========    ==========

SUPPLEMENTARY CASH FLOWS INFORMATION

     Interest paid                                                       $   58,737    $   23,980
                                                                         ==========    ==========

     Income taxes refunded                                               $        0    $  125,684
                                                                         ==========    ==========

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING
     AND FINANCING ACTIVITIES

     Equipment acquired through capital lease obligations                $   16,574    $   31,984
                                                                         ==========    ==========

     Debt forgiven on disposal of equipment                              $        0    $  159,442
     Net book value of equipment disposed                                         0      (203,605)
     Net book value of investment in limited partnership                          0       (84,500)
                                                                         ----------    ----------

              Loss on Disposition of Investment in Limited
                  Partnership and Equipment                              $        0     ($128,663)
                                                                         ==========    ==========

See notes to financial statements.

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


NOTE 1 - NATURE OF BUSINESS

          Cimnet, Inc. (the Company) is in the business of the development, sale and maintenance of computer integrated manufacturing software. The Company also is engaged in the resale of hardware that is incidental to the operation of its software products. The Company's software is a manufacturing execution system, which enables factories to monitor work flows and manufacturing processes. The Company also sells subscriptions of its Factelligence software product. The Company's office is located in Robesonia, Pennsylvania, and the Company has sales throughout the United States and abroad. Approximately 76% and 79% of the sales for the years ended December 31, 2005 and 2004, respectively, were throughout the United States. Credit is granted on terms that the Company establishes for individual customers.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Revenue Recognition

               The Company generates revenue principally from the following sources:

                    Software Subscription

                    Revenue on software subscriptions is recognized ratably over the term of the subscription agreement.

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

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


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

          Property and Equipment

               Property and equipment are stated at cost. Depreciation on equipment is computed by the declining-balance method over the equipment's estimated useful lives. Improvements to leased property are amortized over the lives of the improvements. An aircraft was being amortized over seven years under the straight-line method until its disposal in 2004 and software is being amortized over three years under the straight-line method.

               Expenditures for betterments and additions are capitalized, while maintenance and repairs are charged to expense when incurred. When depreciable property is retired or otherwise disposed of, the related assets and accumulated depreciation are removed from the accounts and any resultant gain or loss is reflected in earnings.

          Other Assets

               During 2004, the Company disposed of its 25% investment in Reading Air Charter, LLC (RAC). Prior to this disposition, the Company accounted for this investment utilizing the equity method of accounting. Under this method, the Company's share of the net income of RAC was recognized as income in the Company's income statements and added to the investment account, and distributions received from RAC were treated as a reduction of the investment account. Allocation of RAC's profits were governed by a Partnership Agreement, although it was generally based on the ownership percentage of each of the partners. RAC's operations for the period ended December 31, 2004 were not material.

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Other Assets (Continued)

               Concurrent with this investment, the Company acquired a 25% interest in an aircraft that is leased to RAC. The Company relinquished their interest in the aircraft coincident with the disposition of this investment.

               As a result of the Company's disposition of this investment and aircraft, a loss was recognized amounting to $128,663 for the year ended December 31, 2004.

               On January 23, 2004, the Company entered into a Technology License Agreement with ADROIT, a South African Company. That agreement was amended and restated on March 17, 2004. As a result, the Company obtained an irrevocable license to market ADROIT's VIZNET software, including the right to sublicense this product to third parties. The Company was required to pay ADROIT $110,000 in accordance with the terms of the agreement. This agreement will remain in effect for five years and holds terms for annual renewals. As of December 31, 2005, the Company has paid $110,000 of this obligation and this amount is being amortized over the life of the agreement. Amortization expense included in the results of operations was $14,667 for the year ended December 31, 2005.

          Goodwill

               Effective as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise. Based upon such review, management determined that no write-down of goodwill was required as of December 31, 2005 and 2004.

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

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


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

          Stock Based Compensation

               The Financial Accounting Standards Board's SFAS No. 123, "Accounting for Stock-Based Compensation," contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Stock compensation expense and sales discounts recognized for nonemployee legal and consulting services and customer purchases totaled $0 and $13,000 for the years ended December 31, 2005 and 2004, respectively.

               SFAS No. 123 permits entities to continue accounting for employee stock options and similar equity instruments under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees." The Company accounts for its employee stock option plans under APB Opinion No. 25. Compensation expense recognized for stock options issued to employees with an exercise price less than the fair market value of the related common stock amounted to $1,082 and $43,723 for the years ended December 31, 2005 and 2004, respectively. Entities that continue to account for stock options using APB Opinion 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Stock Based Compensation (Continued)

               Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                                               2005            2004
                                                                           ------------    ------------
                Net income (loss):
                     As reported                                                $98,675     ($1,203,578)
                     Add stock based employee compensation expense
                         included in reported net income (loss), net
                         of related tax effects                                   1,082          43,723
                     Deduct total stock-based employee compensation
                         expense determined under fair value based
                         method for all awards, net of related tax
                         effect                                                 (33,590)       (135,971)
                                                                           ------------    ------------

                     Pro forma net income (loss)                                $66,167     ($1,295,826)
                                                                           ============    ============

                Net income (loss) per share of common stock, basic:
                     As reported                                                  $0.01          ($0.19)
                     Pro forma                                                    $0.00          ($0.20)

                Net income (loss) per share of common stock, diluted:
                     As reported                                                  $0.01          ($0.19)
                     Pro forma                                                    $0.00          ($0.20)

               The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2004: dividend yield of 0%, expected volatility of 97%, the average risk-free interest rate of 3.90%; and expected lives of 6.83 years for the directors and 7.0 years for consulting options, respectively. No options were granted in 2005.

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

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


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

          Advertising Costs

               The Company expenses the cost of advertising the first time advertising takes place. Advertising expense for the years ended December 31, 2005 and 2004 was $64,472 and $132,208, respectively.

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

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Comprehensive Income (Continued)

               The components of other comprehensive income and related tax effects are as follows:

                                                                                     2005       2004
                                                                                   --------   --------
               Unrealized holding gains arising during the year                    $      0   $ 59,346
               Reclassification adjustment for losses realized in net income              0    115,135
                                                                                   --------   --------

               Net decrease in unrealized losses                                          0    174,481

               Tax effect                                                                 0          0
                                                                                   --------   --------

                      Net of Tax Amount                                            $      0   $174,481
                                                                                   ========   ========

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

               In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123
               (R), and the disclosures subsequent to adoption. The Company will adopt SFAS No. 123(R) and provide SAB No. 107 required disclosures effective January 1, 2006, using the modified prospective method with no restatement. Stock compensation expense to be recorded subsequent to December 31, 2005 for the unvested portion of existing awards is not material. In January 2006, the Company granted 525,000 options that vest immediately. The options have an estimated fair value of $110,250 which will be recorded as compensation expense in 2006. The impact of future option or stock grants is dependent upon the quantity and nature of future stock-based compensation grants.

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Recently Issued Accounting Standards (Continued)

               In November 2004, the FASB issued Statement No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," (SFAS 151) which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 25, 2005. This statement will not have an impact on the Company's financial position or results of operations.


NOTE 3 - PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at December 31, 2005 and 2004:

                                                                                          Estimated
                                                          2005                 2004      Useful Lives
                                                          -----------    -----------     ------------
          Furniture, fixtures and equipment               $   772,945    $   736,476     3 - 10 years
          Leasehold improvements                              314,150        314,150     7 - 15 years
          Computer software                                    55,026         55,026        3 years
                                                          -----------    -----------

                                                            1,142,121      1,105,652
          Accumulated depreciation and amortization          (883,362)      (794,921)
                                                          -----------    -----------

                                                          $   258,759    $   310,731
                                                          ===========    ===========

          Depreciation and amortization related to property and equipment amounted to $88,441 and $97,434 for the years ended December 31, 2005 and 2004, respectively.


NOTE 4 - INCOME TAXES

          The benefit for income taxes for the years ended December 31, 2005 and 2004 was as follows:

                                                                         2005          2004
                                                                      ----------    ----------
          Federal:
               Current                                                   $42,292       ($8,294)
               Utilization of net operating loss carry forwards          (42,292)            0
               Deferred                                                        0         8,294
                                                                      ----------    ----------

                                                                              $0            $0
                                                                      ==========    ==========

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


NOTE 4 - INCOME TAXES (CONTINUED)

          A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

                                                       2005           2004
                                                    -----------    -----------
          Pretax at statutory rate                  $    33,550      ($409,217)
          State taxes, net of federal benefit             7,979        (62,380)
          Valuation allowance                          (106,428)       284,513
          Other                                          64,899        187,084
                                                    -----------    -----------

                                                    $         0    $         0
                                                    ===========    ===========

          The net deferred tax asset for the years ended December 31, 2005 and 2004 consists of the following:

                                                       2005           2004
                                                    -----------    -----------
          Deferred tax assets:
               Deferred stock compensation          $   178,938    $   174,103
               Allowance for doubtful accounts            9,050          6,489
               Accrued vacation                          18,835         15,082
               Research and development credits         140,419        140,419
               Net operating loss carryforwards         961,910      1,096,480
                                                    -----------    -----------

                                                      1,309,152      1,432,573

               Valuation allowance                   (1,160,087)    (1,266,515)
                                                    -----------    -----------

                 Total Deferred Tax Asset               149,065        166,058

          Deferred tax liabilities,
               depreciation expense                      (8,646)       (25,639)
                                                    -----------    -----------

                 Net Deferred Tax Asset             $   140,419    $   140,419
                                                    ===========    ===========

          During 2005 the valuation allowance decreased by $106,428. The Company generated taxable income during 2005 and accordingly used a portion of its net operating loss carryforward to offset the resulting income tax liability and reversed $42,292 of the valuation allowance. The remaining change in the valuation allowance was caused by changes in the gross amount of deferred tax assets and liabilities. At December 31, 2005, the Company has a federal net operating loss carryforward of approximately $2,358,000 for which a deferred tax asset was recorded, with a corresponding valuation allowance. This net operating loss carryforward expires at varying times through 2025. At December 31, 2005, the Company has state net operating loss carryforwards of approximately $2,427,000 for which a deferred tax asset was recorded, with a corresponding valuation allowance. The state net operating loss carryforwards expire in 2022 through 2025.

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


NOTE 5 - LINE OF CREDIT

          The Company has a $750,000 line of credit with a bank. Interest is payable monthly at the bank's prime interest rate plus 1.75%. The balance of outstanding borrowings was $661,000 and $341,068 at December 31, 2005 and 2004, respectively. The line of credit is subject to annual renewal on April 30, 2006, at which time the availability of the line is scheduled to decrease to $500,000. The line of credit is collateralized by a first lien security interest in all business assets and an unlimited personal guarantee of a shareholder. This line includes a financial covenant that requires the Company to maintain a certain tangible net worth. The Company was not in compliance with this covenant at December 31, 2005. However, a waiver was obtained from the bank on March 30, 2006.


NOTE 6 - DEMAND NOTE PAYABLE, STOCKHOLDER

          The Company has a demand note payable with a Director. Interest is payable monthly at a rate of prime plus 1.00%. The balance of outstanding borrowings was $110,000 and $130,000 at December 31, 2005 and 2004 respectively. The demand note is collateralized by a security interest in substantially all business assets and a first priority preferred security interest in the Company's software programs. This note is subordinated to the bank's line of credit (Note 5).


NOTE 7 - LONG-TERM DEBT

          Long-term debt consisted of the following at December 31, 2005 and 2004:

                                                                                 2005        2004
                                                                               --------    --------
          Note payable, secured by substantially all the Company's
               assets, payable in fixed monthly principal installments
               of $606 including interest at 7.2% per annum through
               October 2007                                                    $ 11,942    $      0

            Current portion                                                      (6,592)          0
                                                                               --------    --------

                                                                               $  5,350    $      0
                                                                               ========    ========

          The future minimum payments required on the notes payable at December 31, 2005 are as follows:

                 2006                             $  6,592
                 2007                                5,350
                                               -----------

                                                  $ 11,942
                                               ===========

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


NOTE 8 - CAPITAL LEASE OBLIGATIONS

          During 2005, the Company entered into a three-year lease agreement for the use of equipment. The lease, which qualifies as a capital lease obligation, requires monthly payments of $541 through May 2008.

          During 2004, the Company entered into a three-year lease agreement for the use of equipment. The lease, which qualifies as a capital lease obligation, requires monthly payments of $973 through December 2007.

          The following amounts represent annual lease payments by year and in the aggregate including amounts which represent interest and current maturities at December 31, 2005:

          Years ending:
               2006                                      $   18,182
               2007                                          18,605
               2008                                           3,248
                                                         ----------

                                                             40,035
               Amounts representing interest                 (4,036)
                                                         ----------

                                                             35,999
               Current maturities                           (15,714)
                                                         ----------

                                                         $   20,285
                                                         ==========

          The following amounts are included in property and equipment related to the above leases at December 31, 2005:

          Equipment                                      $   47,937
          Accumulated depreciation                           (7,942)
                                                         ----------

                                                         $   39,995
                                                         ==========

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


NOTE 9 - EARNINGS PER SHARE

          The Company's calculation of earnings per share is as follows:

                                                                      2005           2004
                                                                   -----------    -----------
          NET INCOME (LOSS)                                            $98,675    ($1,203,578)
               Preferred stock dividends                               (46,667)       (80,000)
               Preferred stock discount accretion                            0        (29,749)
                                                                   -----------    -----------

          NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS          $52,008    ($1,313,327)
                                                                   ===========    ===========

          AVERAGE BASIC SHARES OUTSTANDING                           7,293,859      6,923,750
               Assumed conversion of preferred stock                 1,505,116              0
               Effect of dilutive options and warrants                 142,417              0
                                                                   -----------    -----------

          AVERAGE DILUTED SHARES OUTSTANDING                         8,941,392      6,923,750
                                                                   ===========    ===========

          NET INCOME (LOSS) PER COMMON SHARE
               Basic                                                     $0.01         ($0.19)
                                                                   ===========    ===========

               Diluted                                                   $0.01         ($0.19)
                                                                   ===========    ===========

          A total of 244,998 common stock options and 746,965 shares of convertible preferred stock were included in the computation of diluted earnings per share for the year ended December 31, 2005. 1,120,000 warrants were excluded from the computation of diluted earnings per share as the warrants would be antidilutive.

          A total of 2,442,500 common stock options and warrants and 746,965 shares of convertible preferred stock were not included in the computation of diluted earnings per share because of their anti-dilutive effect for the year ended December 31, 2004.


NOTE 10 - RELATED PARTY TRANSACTIONS

          The Company is affiliated with High Printing and Graphics, Inc. The Company's President owns a 50% interest in High Printing and Graphics, Inc. During the years ended December 31, 2005 and 2004, the Company conducted transactions with the related party which were immaterial, both individually and in the aggregate.

          The Company rents space from certain of the Company's stockholders on a month-to-month basis. Because this related party lease is always subject to change the Company is presently amortizing leasehold improvements over their estimated useful lives. The leaseholds are reviewed at least annually to determine if the estimated useful lives are still appropriate. Rent expense for 2005 and 2004 relating to this arrangement was $120,000 each year.

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


NOTE 11 - EMPLOYEE DEFERRED SALARY PLAN

          The Company has an employee savings plan subject to the provisions of
     Section 401(k) of the Internal Revenue Code. Under the terms of the Plan, the Company will match 25% of the participant's contribution, up to 6% of the participant's compensation. The total Company contributions included in the statements of operations for the years ended December 31, 2005 and 2004 were $22,271 and $21,411, respectively.


NOTE 12 - STOCKHOLDERS' EQUITY

          In January 2001, the Company entered into a two-year agreement with a marketing firm in which a total of 400,000 stock warrants were issued. The agreement called for 16,667 warrants to vest per month at an exercise price of $0.25 per share. 200,000 warrants were vested at December 31, 2001 and each of these warrants is exercisable for one share of common stock at an exercise price of $0.25 per share. During 2002, the Company amended this marketing agreement whereby the remaining 200,000 warrants vested on January 1, 2003 and each of these warrants is exercisable for one share of common stock at an exercise price of $2.00 per share. The weighted-average fair value of warrants vesting in 2003 was $0.26. The grant date fair value of the warrants issued during 2001 was $0.50 per warrant. No warrants were granted during 2005 or 2004. The warrants that vested during 2001 were exercised on November 6, 2003. As a result, 161,538 shares of common stock were issued and 38,462 warrants were forfeited. The warrants that vested on January 1, 2003 expire on January 1, 2008.

          In August 2001, the Company issued 746,965 shares of its Series A Convertible Preferred Stock and 300,000 Common Stock Purchase Warrants for $1,000,000. Approximately $134,000 of the $1,000,000 purchase price was allocated to the fair value of the warrants, generating a discount on preferred stock that was being accreted over a period of three years. Such accretion was $0 and $29,749 for the years ended December 31, 2005 and 2004, respectively. The warrants are exercisable at the fair market value of the Company's stock on the vesting dates. 100,000 warrants vested immediately and were exercised in 2001 for $133,000. 100,000 warrants vested on January 1, 2002. These warrants expired on January 1, 2005. The remaining 100,000 warrants vested on January 1, 2003. These warrants were exercisable at $1.75 per warrant. The warrants expired on January 1, 2006.

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

          Each of the preferred shares is convertible into shares of the Company's common stock at a conversion price of $1.33875, subject to certain anti-dilution adjustments. The holders of the Series A Preferred Shares are entitled to receive an annual cumulative dividend on each share of the Series A Preferred Shares equal to 8% of the Issuance Price ($1.33875) payable quarterly on the fifteenth day following the end of each fiscal quarter, in kind, in the form of additional shares of the Series A Preferred Stock, or at the election of the Company in cash; provided, however, that dividends on the Series A Preferred Shares: will cease to accrue and will not be payable for any year during which the Fair Market Value (as defined) of the Common Stock, as of the anniversary date of August 17, increases by an amount equal to or greater than 8% over the Fair Market Value of the Common Stock as of the preceding August 17 and will permanently cease to accrue, and dividends accrued and unpaid with respect to any partial dividend period prior to such date will not be payable, if the Fair Market Value of the Common Stock, at any time after the effectiveness date of the initial registration covering the public resale of the shares of Common Stock issuable upon the exercise of the Series A Preferred Shares equals or exceeds the average Closing Price (as defined) multiplied by 2 for the 25 day period following the effective date of the Initial Registration. In accordance with these terms no such dividends will accrue for the period from August 2005 through July 2006. For the years ended December 31, 2005 and 2004, dividends in the amount of $46,667 and $80,000, respectively were accrued related to the Series A Preferred Shares outstanding. At December 31, 2005 and 2004, the per share amount of dividends in arrearages amounted to $0.42 and $0.36, respectively.

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

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


NOTE 12 - STOCKHOLDERS' EQUITY (CONTINUED)

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


NOTE 13 - STOCK OPTION PLAN

          During 2002, the stockholders approved the adoption of the 2002 stock option plan (the 2002 Plan). The purpose of the 2002 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of the Company may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants and independent contractors. A total of 1,600,000 shares of common stock have been made available. The options under this plan vest as dictated in the individual stock option agreements and expire five years from date of grant for a 10% stockholder and ten years from date of grant for all others. At December 31, 2005 and 2004, 192,500 options have been granted under this Plan, all of which were granted at market value.

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

          At December 31, 2005 and 2004, 1,300,619 options have been granted under the 1999 plan of which 725,000 options have been granted below market price and for which 70,619 options have been exercised through December 31, 2005 and 2004. Expired or forfeited options were 360,000 and 350,000 for December 31, 2005 and 2004, respectively.

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


NOTE 13 - STOCK OPTION PLAN (CONTINUED)

          Compensation expense related to these options was $1,082 and $43,723 for employees and directors, and $0 and $2,000 for legal counsel for the years ended December 31, 2005 and 2004, respectively.

          A summary of the status of the Company's stock option plans as of December 31, 2005 and 2004 is presented below:

                                                        2005                           2004
                                            ---------------------------    ---------------------------
                                                            Weighted                       Weighted
                                                             Average                        Average
                                                            Exercise                        Exercise
                                              Shares          Price          Shares          Price
                                            ------------   ------------    ------------   ------------
Outstanding, beginning of year                1,072,500        $1.00         1,177,500        $1.05
     Granted                                          0         0.00            45,000         0.85
     Forfeited                                  (10,000)       (0.75)         (150,000)       (1.35)
                                            ------------   ------------    ------------   ------------

Outstanding, end of year                      1,062,500        $1.00         1,072,500        $1.00
                                            ============   ============    ============   ============

Options exercisable at year-end               1,014,164        $1.02           953,332        $1.02
                                            ============   ============    ============   ============

Weighted average fair value of options
     granted during the year                                    -                             $0.60
                                                           ============                   ============

          The following table summarizes information about options outstanding at December 31, 2005 and 2004:

                                     2005                                                               2005
                              Options Outstanding                                                Options Exercisable
----------------------------------------------------------------------------------      -------------------------------------
                                             Weighted Average
                           Number                Remaining            Weighted               Number              Weighted
   Range of            Outstanding at         Contractual Life         Average           Outstanding at          Average
Exercise Prices       December 31, 2005            (Years)          Exercise Price      December 31, 2005      Exercise Price
---------------       -----------------      -----------------      --------------      -----------------      --------------
     $0.05                   135,000                1.96                $0.05                 135,000              $0.05
 $0.33 - $0.90               195,000                3.07                 0.56                 151,664               0.56
 $0.91 - $1.50               632,500                1.97                 1.18                 627,500               1.18
 $1.51 - $2.00               100,000                2.25                 2.00                 100,000               2.00
                      -----------------                                                 -----------------

                           1,062,500                                                        1,014,164
                      =================                                                 =================

CIMNET, INC.
================================================================================
NOTES TO FINANCIAL STATEMENTS
December 31, 2005 and 2004


NOTE 13 - STOCK OPTION PLAN (CONTINUED)

                                     2004                                                               2004
                              Options Outstanding                                                Options Exercisable
----------------------------------------------------------------------------------      -------------------------------------
                                             Weighted Average
                           Number                Remaining            Weighted               Number              Weighted
   Range of            Outstanding at         Contractual Life         Average           Outstanding at          Average
Exercise Prices       December 31, 2004            (Years)          Exercise Price      December 31, 2004      Exercise Price
---------------       -----------------      -----------------      --------------      -----------------      --------------
     $0.05                   135,000                2.96                $0.05                 135,000              $0.05
 $0.33 - $0.90               205,000                4.07                 0.57                 149,026               0.59
 $0.91 - $1.50               632,500                2.97                 1.18                 626,452               1.17
 $1.51 - $2.00               100,000                3.25                 2.00                  95,000               2.00
                      -----------------                                                 -----------------

                           1,072,500                                                          953,332
                      =================                                                 =================

NOTE 14 - COMMITMENTS AND CONTINGENCIES

          The Company leased various office equipments and a vehicle which were classified as operating leases. These leases expired in 2004. Total expense under these operating leases amounted to $14,860 for the year ending December 31, 2004.

          Total rental expense under all leases for the years ended December 31, 2005 and 2004 was $121,851 and $137,927, respectively. (See Note 10)

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

          During 2005, the Company had sales to one customer totaling $1,094,613 of which $397,435 was outstanding at December 31, 2005. During 2004, the Company had sales to one customer totaling $324,500 of which $104,940 was outstanding at December 31, 2004. No other significant concentrations existed at December 31, 2005 and 2004.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  Robesonia, Pennsylvania
        March 31, 2006

                              CIMNET(R), INC.


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

Signature                             Title                            Date
---------                             -----                            ----

/s/ JOHN D. RICHARDSON     Chairman of the Board, Chief           March 31, 2006
------------------------   Executive Officer and Principal
John D. Richardson         Accounting Officer


/s/ WILLIAM NYMAN          Director and Vice President            March 31, 2006
------------------------   of Integration Services
William Nyman


/s/ DAVID BIRK             Director                               March 31, 2006
------------------------
David Birk


/s/ KARL GERHART           Director                               March 31, 2006
------------------------
Karl Gerhart


/s/ J. JEFFREY FOX         Director                               March 31, 2006
------------------------
J. Jeffrey Fox


/s/ SUNDARESH RAMAYYA      Director                               March 31, 2006
------------------------
Sundaresh Ramayya