Form 10QSB
period 2006-03-31
CIMNET INC/PA
filed 2006-05-15
CIK 1035901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Company has 7,293,859 shares of common stock, par value $.0001 per share, outstanding as of May 15, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

Item 1   Financial Statements                                                 1

         Balance Sheets                                                       1

         Statements of Operations                                             2

         Statements of Cash Flows                                             3

         Notes to Financial Statements                                        4

Item 2   Management's Discussion and Results of Operations                    8

Item 3   Controls and Procedures                                             11


PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

Item 1   Legal Proceedings                                                   12

Item 2   Changes in Securities and Use of Proceeds                           12

Item 3   Defaults Upon Senior Securities                                     12

Item 4   Submission of Matters to Vote of Securities Holders                 12

Item 5   Other Information                                                   12

Item 6   Exhibits And Reports On Form 8-K                                    12

Signatures                                                                   13

Exhibit 31                                                                   14

Exhibit 32                                                                   15


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
                                  CIMNET, INC.
                                 BALANCE SHEETS
                                     ASSETS
                                                                                March 31,      December 31,
                                                                                   2006            2005
                                                                               ------------    ------------
                                                                               (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                    $     62,207    $     43,985
  Accounts receivable, net of allowance of $ 19,741 at March 31, 2006
    and $22,295 at December 31, 2005                                                769,912         869,492
  Inventories                                                                       113,008          97,209
  Prepaid expenses                                                                   70,329          65,264
  Deferred income tax assets                                                        439,604         140,419
                                                                               ------------    ------------

        Total Current Assets                                                      1,455,060       1,216,369

PROPERTY AND EQUIPMENT, NET                                                         258,009         258,759
GOODWILL                                                                          2,364,145       2,364,145
OTHER ASSETS                                                                         89,833          95,333
                                                                               ------------    ------------
        Total Assets                                                           $  4,167,047       3,934,606
                                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Line of credit                                                               $    473,000    $    661,000
  Demand note payable, stockholder                                                  110,000         110,000
  Bank loan                                                                          10,329          15,714
  Current portion of capital lease obligation                                        15,855           6,592
  Accounts payable                                                                  102,177          97,864
  Accrued expenses                                                                   90,576          84,317
  Dividends payable on preferred stock                                              312,667         312,667
  Deferred income                                                                   967,986         938,709
                                                                               ------------    ------------
        Total Current Liabilities                                                 2,082,590       2,226,863

LONG-TERM DEBT, NET OF CURRENT PORTION                                                   --           5,350

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION                                     16,353          20,285
                                                                               ------------    ------------

        Total Liabilities                                                         2,098,943       2,252,498
                                                                               ------------    ------------
STOCKHOLDERS' EQUITY
  Common stock, 15,000,000 shares authorized at $.0001 par value;
    7,293,859 shares issued and outstanding at March 31, 2006                           729             729
    and December 31, 2005
  Preferred stock, $.0001 8% cumulative convertible; 5,000,000 shares authorized;  746,965 shares issued and outstanding at
    March 31, 2006 and December 31, 2005                                                 75              75
  Paid-in capital                                                                 6,078,113       5,945,813
  Accumulated deficit                                                            (4,010,423)     (4,264,056)
  Deferred stock compensation                                                          (390)           (453)
                                                                               ------------    ------------
        Total Stockholders' Equity                                                2,068,104       1,682,108
                                                                               ------------    ------------

                                                                               ------------    ------------
        Total Liabilities and Stockholders' Equity                             $  4,167,047    $  3,934,606
                                                                               ============    ============

See Notes to Financial Statements


                                  CIMNET, INC.
                            STATEMENTS OF OPERATIONS

                                                                             Three Months
                                                                            Ended March 31,
                                                                     ----------------------------
                                                                         2006            2005
                                                                     ------------    ------------
                                                                             (Unaudited)
NET SALES                                                            $  1,226,396    $    682,433

COST OF GOODS SOLD                                                        107,826          88,962
                                                                     ------------    ------------
       Gross Profit                                                     1,118,570         593,471
                                                                     ------------    ------------
OPERATING EXPENSES
  Selling, general and administrative  (inclusive of $75,663 in
    stock option based compensation in 2006)                              597,965         423,281
  Research and development  (inclusive of $56,700 in stock
    option based compensation in 2006)                                    552,217         293,578
                                                                     ------------    ------------
                                                                        1,150,182         716,859
       Operating Loss                                                     (31,612)       (123,388)

NONOPERATING INCOME (EXPENSE)
  Interest expense, net                                                   (13,940)         (9,623)
                                                                     ------------    ------------
       Loss before Income Tax Benefit                                     (45,552)       (133,011)
INCOME TAX BENEFIT                                                       (299,185)             --
        Net Income (Loss)                                            $    253,633    ($   133,011)
                                                                     ============    ============
INCOME (LOSS) PER COMMON SHARE - BASIC                               $       0.03    $      (0.02)
                                                                     ============    ============
INCOME (LOSS) PER COMMON SHARE - DILUTED                             $       0.03    $      (0.02)
                                                                     ============    ============

See Notes to Financial Statements


                                  CIMNET, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                        Three Months
                                                                                      Ended March 31,
                                                                               ----------------------------
                                                                                   2006            2005
                                                                               ------------    ------------
                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                            $    253,633    $   (133,011)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
        Depreciation and amortization                                                23,520          21,580
        Provision for doubtful accounts                                              (2,554)            209
        Deferred income taxes                                                      (299,185)             --
        Compensation cost for stock options                                         132,363             271
        (Increase) decrease in assets:
                 Accounts receivable                                                102,135          (4,180)
                 Inventories                                                        (15,799)         18,798
                 Prepaid expenses                                                    (5,066)         10,482
        Increase (decrease) in liabilities:
                 Accounts payable                                                    (1,522)        (24,018)
                 Accrued expenses                                                    12,093          (9,353)
                 Deferred income                                                     29,277         (88,566)
                                                                               ------------    ------------
              Net Cash Provided by (Used in) Operating Activities                   228,895        (207,788)
                                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                                (17,270)         (2,500)
                                                                               ------------    ------------
              Net Cash Used in Investing Activities                                 (17,270)         (2,500)
                                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net borrowings (payments) on line of credit                                      (188,000)        158,932
  Principal payments on capital lease obligations                                    (3,790)             --
  Principal payments on long-term borrowings                                         (1,613)         (2,408)
                                                                               ------------    ------------
              Net Cash Provided by (Used in) Financing Activities                  (193,403)        156,524
                                                                               ------------    ------------

              Net Increase (Decrease) in Cash and Cash Equivalents                   18,222         (53,764)
CASH AND CASH EQUIVALENTS - BEGINNING                                                43,985         155,653
                                                                               ------------    ------------
CASH AND CASH EQUIVALENTS - ENDING                                             $     62,207    $    101,889
                                                                               ============    ============

See Notes to Financial Statements

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

                  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

NOTE 2 - STOCK BASED COMPENSATION

                  In December 2004, the Financial Accounting Standards Board
         (FASB) issued Statement No. 123(R), "Share-Based Payment". ("SFAS No. 123(R)"). revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award.

                  In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. On April 14, 2005, SEC adopted a new rule that amended the compliance dates for SFAS No. 123(R). Under the new rule, the Company is required to adopt SFAS No. 123(R) in the first annual period beginning after December 15, 2005.

                  In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash upon Occurrence of a Contingent Event." This position amends SFAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123(R). The adoption of FASB 123(R)-4 did not have a significant effect on its financial statements.

                  We adopted SFAS No. 123(R) on January 1, 2006. As a result, we recognized stock based compensation cost, measured using the Black-Scholes option model, for vested and new options granted beginning January, 1 2006. We recorded stock based compensation cost of $132,300 for the three months ended March 31, 2006. The income tax benefit recognized for stock based compensation was $53,705 for the three months ended March 31, 2006. No stock options were exercised during the three months ended March 31, 2006 and 2005.

                  Stock Option Plans

                  During 2002, the stockholders approved the adoption of the 2002 stock option plan (the 2002 Plan). The purpose of the 2002 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of the Company may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors. A total of 1,600,000 shares of common stock have been made available. The options under this plan vest as dictated in the individual stock option agreements and expire five years from date of grant for a 10% stockholder and ten years from date of grant for all others. During the three months ended March 31, 2006, 525,000 options have been granted under this Plan, all of which were granted at market value.

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

                  At March 31, 2006, 1,300,619 options have been granted under the 1999 plan of which 725,000 options have been granted below market price and for which 70,619 options have been exercised.

                  A summary of the status of the Company's stock option plans as of March 31, 2006 is presented below:

                                                             Weighted
                                                             Average
                                                             Exercise       Intrinsic
                                               Shares         Price           Value
                                            ------------   ------------   ------------
Outstanding, January 1, 2006                   1,062,500   $       1.00   $    318,750
  Granted                                        525,000           0.60        367,500
  Forfeited                                           --             --             --
                                            ------------   ------------   ------------

Outstanding, March 31, 2006                    1,587,500   $       0.87   $    686,250
                                            ============   ============   ============

Options exercisable, March 31, 2006            1,579,166   $       0.87   $          0
                                            ============   ============   ============
Weighted average fair value of options
  granted during the three months
  ended March 31, 2006                                     $       0.35
                                                           ============

                  The following table summarizes information about options outstanding at March 31, 2006:

                              Options Outstanding                                      Options Exercisable
-------------------------------------------------------------------------     -----------------------------------
                                           Weighted
                                           Average             Weighted                                Weighted
   Range of             Number             Remaining           Average             Number              Average
   Exercise         Outstanding at        Contractual          Exercise        Outstanding at          Exercise
    Prices          March 31, 2006        Life (Years)         Price           March 31, 2006           Price
--------------     ---------------      --------------      -------------     ---------------      --------------
    $0.05              135,000                1.71              $0.05             135,000              $0.05
$0.33 - $0.90          720,000                4.41               0.59             716,666               0.59
$0.91 - $1.50          632,500                1.72               1.18             627,500               1.18
$1.51 - $2.00          100,000                2.00               2.00             100,000               2.00
                   ---------------                                            ---------------

                     1,587,500                                                  1,579,166
                   ===============                                            ===============

                  Prior to January 1, 2006, the Company applied the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees "and related Interpretations in accounting for stock based compensation costs. Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                              Three Months Ended
                                                                   March 31,
                                                                --------------
                                                                     2005
                                                                --------------
Net loss available to common stock holders:
      As reported                                               $     (133,011)
      Add stock-based employee compensation
            expense included in reported net loss, net
            of related tax effects                                         271
      Deduct total stock-based employee
            compensation expense determined under
            fair value based method for all awards, net
            of related tax effect                                       (8,398)
                                                                --------------
      Pro Forma                                                 $     (141,138)
                                                                ==============
Net loss per share of common stock, basic and diluted:
      As reported                                               $        (0.02)
      Pro forma                                                 $        (0.02)


NOTE 3 - EARNINGS PER SHARE

                  The Company's calculation of earnings per share is as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                                --------------
                                                                     2006
                                                                --------------

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                    $      253,633
                                                                ==============

AVERAGE BASIC SHARES OUTSTANDING                                     7,293,859
      Assumed conversion of preferred stock                            869,565
      Effect of dilutive options and warrants                          623,638
                                                                --------------

AVERAGE DILUTED SHARES OUTSTANDING                                   8,787,062
                                                                ==============
NET INCOME PER COMMON SHARE
      Basic                                                     $         0.03
                                                                ==============
      Diluted                                                   $         0.03
                                                                ==============

                  A total of 212,500 common stock options and 200,000 warrants were excluded from the computation of diluted earnings per share as they would be antidilutive.

NOTE 4 - INCOME TAXES

                  Based on the continued improvements in the Company's operations, and the Company's forecasted revenue and taxable income, the Company reversed $299,185 of its valuation allowance for deferred taxes as it expects to use this amount to offset future taxable income. No benefit for income taxes was recorded for the three months ended March 31, 2005.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

                  On January 23, 2004, the Company entered into a Technology License Agreement with ADROIT, a South African Company. That agreement was amended and restated on March 17, 2004. As a result, the Company obtained an irrevocable license to market ADROIT's VIZNET software, including the right to sublicense this product to third parties. The Company was required to pay ADROIT $110,000 in accordance with the terms of the agreement. This agreement will remain in effect for five years and holds terms for annual renewals. As of March 31, 2006, the Company has paid $110,000 of this obligation and this amount is being amortized over the life of the agreement. Amortization expense included in the results of operations was $5,500 as of March 31, 2006.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS- THREE MONTHS ENDED MARCH 31, 2006

                  Net sales for the three months ended March 31, 2006 were $1,226,396, an increase of 79.7% or $543,963 over the net sales of $682,433 for the same period in 2005. This increase is due to the overall market upturn in MES (Manufacturing Execution System) sales along with the Company's subscriptions sales model for Factelligence receiving increased market acceptance, resulting in new orders and increased revenues. During the three months ended March 2006, the Company received orders from three large food manufacturers and significant software maintenance renewals.

                  Cost of goods sold for the three months ended March 31, 2006 was $107,826 or 8.8% of net sales compared to $88,962 or 13.0% of net sales for the same period in 2005. For the period ended March 31, 2006 this represents a 4.2% decrease in the percentage of cost of goods sold as related to total net sales over the same period in 2005. The decrease is due to a 79.7% increase in sales during the three months ended March 31, 2006 compared to the same period in 2005. The increase in sales during the period came primarily from MES software and services, which do not have the same associated cost of goods as our DNC products.

                  Gross profit for the three months ended March 31, 2006 was $1,118,570, compared to $593,471 for the same period of 2005, an increase of $525,099 or 88.5%. This increase is consistent with the increase in net sales.

                  Selling, general and administrative expenses for the three months ended March 31, 2006 were $597,965 or 48.8% of net sales of which $75,600 of the $132,300 of total stock based compensation cost was expensed as the result of options issued and vested during the period, compared to $423,281 or 62.0% of net sales with no stock options expensed over the same period in 2005. The overall decrease in selling, general and administrative expenses as percentage of net sales is 13.2% in the three months ending March 31, 2006 over the same period in 2005. This is primarily attributable to the 79.7% increase in sales and only a 41.3% increase in selling, general and administrative expenses in the three months ending March 31, 2006 over the same period in 2005. The increase in selling, general and administrative expenses during the three months ended March 31, 2006 is attributable to an increase in sales commissions due to higher sales during the period, and an increase in marketing and sales travel to meet the growing demand in prospect opportunities.

                  During the three months ended March 31, 2006, research and development costs were $552,217 or 45.0% of net sales of which $56,700 of the $132,300 of total stock based compensation cost was expensed as the result of options issued and vested during the period, compared to $293,578 or 43% of net sales with no stock options expensed over the same period in 2005, an increase of $258,639 or 88.1%. This increase is due to the employment of additional developers and software engineers in the fourth quarter of 2005 and the three month period ended March 31, 2006, to support the demands of increased current and expected future orders.

                  Loss from operations for the three months ended March 31, 2006 was ($31,612) including SFAS 123(R) recognition of $132,300 expense for stock options granted during the period, compared to a loss of ($123,388) in the same period in 2005, an improvement of $91,776 in operations. This improvement in operations is predominantly due to the previously discussed increase in sales, combined with a lower cost of goods sold as a percentage of net sales in the three months ended March 31, 2006 compared to the same period in 2005.

                  Net interest expense for the three months ended March 31, 2006 was $13,940 or 1.1% of net sales, compared to net interest expense of $9,623 or 1.4% of net sales for the same period of 2005. This $4,317 increase is attributable to the rise in prime rate used to calculate the interest paid both on the outstanding line of credit and on the demand note payable to an officer/director during the first three months of 2006. The Company decreased the utilization of its credit line by $27,000 in the three months ended March 31, 2006 compared to the same period in 2005.

                  Based on the continued improvements in the Company's operations, and the Company's forecasted revenue and taxable income, the Company reversed $299,185 of its valuation allowance for deferred taxes as it expects to use this amount to offset future taxable income. No benefit for income taxes was recorded for the three months ended March 31, 2005. The Company will continue to evaluate its expected profitability, if any, to determine the realizability of its deferred income tax in future periods.

                  The net income for the three months ended March 31, 2006 was $253,633 or $0.03 per basic and diluted share as compared to a net loss of ($133,011) or ($0.02) per basic and diluted share for the same period in 2005. The net income of $253,633 comprised $86,748 in operating income for the three months ended March 31, 2006, less stock options expensed for the period of $132,300, plus the reversal of $299,185 in valuation allowance. This increase of $386,644 in net income in the three months ended March 31,2006 over the same period in 2005 is primarily due to the previously discussed increase in sales, combined with decreases in cost of goods sold as percentage of net sales, and reversal of a portion of the deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

                  At period ended March 31, 2006, the Company had current assets of $1,455,060 as compared to $1,216,369 at period ended December 31, 2005, an increase of $238,691 or 19.6%. At period ended December 31, 2005 accounts receivable was $869,492 compared to $312,924 at period ended December 31, 2004, The Company collected $851,000 more in cash during the three months ended March 31, 2006 over the same period in 2005. Cash collected was used to pay down its bank line of credit, while supporting increased general operating expenses. The increase in total assets is primarily the result of a reversal of a portion of the deferred tax asset valuation allowance.

OPERATING ACTIVITIES

                  Cash provided by operating activities for the three months ended March 31, 2006 was $228,895 compared to $207,788 of cash used in operating activities during the same period in 2005. The increase in net cash provided by operations in the three months ended March 31, 2006 was due primarily to the increase in income, the collection of accounts receivable that were outstanding at December 31, 2005, and an increase in deferred income.

INVESTING ACTIVITIES

                  Cash used in investing activities was $17,270 and $2,500 for the three months ended March 31, 2006 and 2005, respectively. This change is due to the purchase of computers, software and office equipment.

FINANCING ACTIVITIES

                  During the first three months of 2006, $193,403 was used in financing activities as opposed to $156,524 in cash provided by financing activities during the three months ended March 31, 2005. This increase in cash used in financing activities is due to $188,000 in payments made to the line of credit in the three months ended March 31, 2006 compared to $158,932 of borrowings from the line of credit during the same period in 2005.

CAPITAL RESOURCES

                  The Company has a $750,000 line of credit with a bank. Interest is payable monthly at the bank's prime interest rate plus 1.75%. The balance of outstanding borrowings was $473,000 and $500,000 at March 31, 2006 and 2005, respectively. The line of credit is subject to annual renewal on April 30, 2006, at which time the availability of the line is scheduled to decrease to $500,000. The line of credit is collateralized by a first lien security interest in all business assets and an unlimited personal guarantee of our Chairman and CEO. This line includes a financial covenant that requires the Company to maintain a certain tangible net worth. The Company was not in compliance with this covenant at December 31, 2005. However, a waiver was obtained from the bank on March 30, 2006. As of March 31, 2006, the Company had $277,000 available on its line of credit. The Company is in negotiations with the bank to extend the maturity of its line of credit. The Company believes that the line of credit will be extended, however there can be no assurance of success.

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

                  In December 2004, the Company borrowed $130,000 from an officer/director and issued to him a demand note. The secured demand note is payable upon demand from the officer/director and bears interest at the prime rate plus 1%. Monthly interest payments are made based on the prime rate for the period. In April 2005 and 2006, the Company repaid $20,000 and $23,000, respectively, of the outstanding principal amount of this loan reducing the outstanding balance to $87,000 as of April 11, 2006. This note is subordinated to the Company's line of credit with its bank lender. The Company anticipates repaying the Note in full in 2006.

                  The Company has no material commitments for capital expenditures at March 31, 2006 and believes that its cash from operations, existing balances and available credit lines will be sufficient to satisfy the needs of its operations and its capital commitments for the near future.

ITEM 3 - CONTROLS AND PROCEDURES

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

                  As required by SEC Rule 13a-15(b), we carried out an evaluation as of March 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

                  There has been no change in our internal controls over financial reporting during our most recent fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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



Dated:      May 15, 2006
            Robesonia, Pennsylvania

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