Form 10QSB
period 2006-06-30
CIMNET INC/PA
filed 2006-08-14
CIK 1035901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ________TO__________


                         Commission File Number: 022597


                                  CIMNET, INC.
          -------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)


                   Delaware                              52-2075851
         ------------------------------              -------------------
         State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization               Identification No.)


                946 W. Penn Avenue, Robesonia, Pennsylvania 19551
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (610) 693-3114
                           ---------------------------
                           (Issuer's telephone number)


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

The Company has 7,323,859 shares of common stock, par value $.0001 per share, outstanding as of August 14, 2006.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

FORWARD-LOOKING STATEMENTS                                                    3

PART I - FINANCIAL INFORMATION
------------------------------

Item 1     Financial Statements
           Balance Sheets                                                     4
           Statements of Operations                                           6
           Statements of Cash Flows                                           7
           Notes to Financial Statements                                      8

Item 2     Management's Discussion and Results of Operations                 12

Item 3     Controls and Procedures                                           16

PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings                                                 17

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds       17

Item 3     Defaults Upon Senior Securities                                   17

Item 4     Submission of Matters to Vote of Securities Holders               17

Item 5     Other Information                                                 17

Item 6     Exhibits                                                          17

Signatures                                                                   18

Exhibits

                           FORWARD-LOOKING STATEMENTS


         Certain statements contained in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this report, the words "believe," "anticipate," "intend", "estimate," "expect," "project", "could", "would", "may", "plan", "predict", "pursue", "continue", "feel" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

         We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the date of this report and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

         Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

         o        our relationship with our existing customers;
         o        our need for additional capital;
         o        our dependence upon the demand for manufacturing software;
         o our reliance on relatively large orders from a limited number of customers;
         o        operating costs are relatively fixed relative to sales;
         o        intense competition from competitors;
         o our ability to recruit and maintain key management and other personnel,
         o        our ability to protect our intellectual property rights;
         o        intellectual property infringement claims;
         o        product liability claims;
         o        product concentration; and
         o our ability to generate sufficient cash to operate and expand our business.

         Market data and other statistical information used throughout this report is based on independent industry publications, government publications, reports by market research firms or other published independent sources and on our good faith estimates, which are derived from our review of internal surveys and independent sources. Although we believe that these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy or completeness.

         Forward-looking statements in this Quarterly Report on Form 10-QSB speak only as of the date hereof, and forward looking statements in documents attached are incorporated by reference speak only as of the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law. Unless otherwise noted, the terms "we," "our," "us," "Company," refer to Cimnet, Inc.


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  CIMNET, INC.

                                 BALANCE SHEETS
                                                                  June 30,     December 31,
                                                                    2006           2005
                                                                ------------   ------------
                                                                (Unaudited)
                                     ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                  $     80,329   $     43,985

     Accounts receivable, net of allowance of $18,164 at
         June 30, 2006 and $22,295 at December 31, 2005              708,379        869,492

     Inventories                                                     117,322         97,209

     Prepaid expenses                                                 59,499         65,264

     Deferred income tax assets                                      439,604        140,419
                                                                ------------   ------------

       Total Current Assets                                        1,405,133      1,216,369

PROPERTY AND EQUIPMENT, NET                                          241,532        258,759

GOODWILL                                                           2,364,145      2,364,145

OTHER ASSETS                                                          84,333         95,333
                                                                ------------   ------------

             Total Assets                                       $  4,095,143   $  3,934,606
                                                                ============   ============

The accompanying notes are an integral part of these statements.


                                  CIMNET, INC.

                                 BALANCE SHEETS

                                   (CONTINUED)

                                                                  June 30,     December 31,
                                                                    2006           2005
                                                                ------------   ------------
                                                                (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Line of credit                                             $    383,665   $    661,000
     Demand note payable, stockholder                                     --        110,000
     Current portion of capital lease obligations                     18,049         15,714
     Current portion of long-term debt                                    --          6,592
     Accounts payable                                                 63,023         97,864
     Accrued expenses                                                 88,757         84,317
     Dividends payable on preferred stock                            312,667        312,667
     Deferred income                                                 933,555        938,709
                                                                ------------   ------------

         Total Current Liabilities                                 1,799,716      2,226,863

LONG-TERM DEBT, NET OF CURRENT PORTION                                    --          5,350

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                     10,297         20,285
                                                                ------------   ------------

         Total Liabilities                                         1,810,013      2,252,498
                                                                ------------   ------------

STOCKHOLDERS' EQUITY

     Preferred stock, $.0001 8% cumulative convertible;
         5,000,000 shares authorized; 746,965
         shares issued and outstanding at June 30, 2006
         and December 31, 2005                                            75             75

     Common stock, 15,000,000 shares authorized at $.0001
         par value; 7,323,859 shares issued and
         outstanding at June 30, 2006 and 7,293,859 shares
         issued and outstanding at  December 31, 2005                    732            729
     Paid-in capital                                               6,079,610      5,945,813
     Accumulated deficit                                          (3,794,959)    (4,264,056)
     Deferred stock compensation                                        (328)          (453)
                                                                ------------   ------------

     Total Stockholders' Equity                                    2,285,130      1,682,108
                                                                ------------   ------------
     Total Liabilities and Stockholders' Equity                 $  4,095,143   $  3,934,606
                                                                ============   ============

The accompanying notes are an integral part of these statements.


                                  CIMNET, INC.
                            STATEMENTS OF OPERATIONS

                                                       Three Months                     Six Months
                                                       Ended June 30,                 Ended June 30,
                                               ----------------------------    -----------------------------
                                                   2006            2005            2006             2005
                                               ------------    ------------    ------------     ------------
                                                       (Unaudited)                      (Unaudited)
NET SALES                                      $  1,387,928    $    877,309    $  2,614,324     $  1,559,741

COST OF GOODS SOLD                                  123,710          77,306         231,536          166,267
                                               ------------    ------------    ------------     ------------

         Gross Profit                             1,264,218         800,003       2,382,788        1,393,474
                                               ------------    ------------    ------------     ------------
OPERATING EXPENSES
   Selling, general and administrative              530,994         440,240       1,129,106          863,368
   Research and development                         507,411         277,557       1,059,482          571,288
                                               ------------    ------------    ------------     ------------
                                                  1,038,405         717,797       2,188,588        1,434,656
                                               ------------    ------------    ------------     ------------

         Operating Income (Loss)                    225,813          82,206         194,200          (41,182)
NONOPERATING EXPENSES
   Interest expense                                  10,348          14,960          24,288           24,583
                                               ------------    ------------    ------------     ------------

         Income (Loss) before Income Taxes          215,465          67,246         169,912          (65,765)

INCOME TAX BENEFIT                                       --              --        (299,185)              --
                                               ------------    ------------    ------------     ------------

         Net Income (Loss)                     $    215,465    $     67,246    $    469,097     $    (65,765)
                                               ============    ============    ============     ============
NET INCOME (LOSS) PER COMMON SHARE -
   BASIC                                       $       0.03    $       0.01    $       0.06     $      (0.01)
   DILUTED                                     $       0.02    $       0.01    $       0.05     ($      0.01)

The accompanying notes are an integral part of these statements.


                                  CIMNET, INC.
                            STATEMENTS OF CASH FLOWS
                                                                                    Six Months
                                                                                  Ended June 30,
                                                                          ----------------------------
                                                                              2006            2005
                                                                          ------------    ------------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                                    $    469,097    $    (65,765)
     Adjustments to reconcile net income (loss) to net cash
     Provided by (used in) operating activities:
            Depreciation and amortization                                       51,047          46,825
            Provision for doubtful accounts                                     (4,131)         11,914
                 Deferred income taxes                                        (299,185)             --
            Compensation cost for  stock options                               132,425             542
            (Increase) decrease in assets:
               Accounts receivable                                             165,244        (238,277)
               Inventories                                                     (20,113)         (6,026)
               Prepaid expenses                                                  5,765          21,293
            Increase (decrease) in liabilities:
               Accounts payable                                                (34,841)        (56,227)
               Accrued expenses                                                  4,440          (2,257)
               Deferred income                                                  (5,154)        (50,922)
                                                                          ------------    ------------

              Net Cash Provided by (Used in) Operating Activities              464,594        (338,900)
                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment                                        (22,820)         (3,733)
     Purchase of software license rights                                            --         (60,000)
                                                                          ------------    ------------

              Net Cash Used in Investing Activities                            (22,820)        (63,733)
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from exercise of options                                           1,500              --
     Payments on demand note payable , stockholder                            (110,000)        (20,000)
     Net borrowings (payments) on line of credit                              (277,335)        349,932
     Principal payments on capital lease obligations                            (7,653)         (5,190)
     Principal payments on long-term borrowings                                (11,942)             --
                                                                          ------------    ------------

              Net Cash Provided by (Used in) Financing Activities             (405,430)        324,742
                                                                          ------------    ------------

              Net Increase (Decrease) in Cash and Cash Equivalents              36,344         (77,891)

CASH AND CASH EQUIVALENTS - BEGINNING                                           43,985         155,653
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS - ENDING                                        $     80,329    $     77,762
                                                                          ============    ============
SUPPLEMENTARY CASH FLOWS INFORMATION

     Interest paid                                                              24,288          25,167

     Income taxes paid                                                              --              --

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

NOTE 2 - STOCK BASED COMPENSATION

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"), which revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award.

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

         In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon Occurrence of a Contingent Event." This position amends SFAS 123(R) to incorporate that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet certain conditions in SFAS 123(R) until it becomes probable that the event will occur. The guidance in this FASB Staff Position shall be applied upon initial adoption of Statement 123(R). The adoption of FASB 123(R)-4 did not have a significant effect on its financial statements.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

         We adopted SFAS No. 123(R) on January 1, 2006. As a result, we recognized stock based compensation cost, measured using the Black-Scholes option model, for vested and new options granted beginning January, 1 2006. We recorded stock based compensation cost of $0 for the three months ended June 30, 2006 and $132,300 for the six months ended June 30, 2006. The income tax benefit recognized for stock based compensation was $0 for the three months ended June 30, 2006 and $53,705 for the six months ended June 30, 2006. Thirty thousand stock options were exercised resulting in proceeds to the Company of $1,500 during the three months and six months ended June 30, 2006. No stock options were exercised during the three months and six months ended June 30, 2005.

         Stock Option Plans

         During 2002, the stockholders approved the adoption of the 2002 Stock Option Plan (the 2002 Plan). The purpose of the 2002 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of the Company may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors. A total of 1,600,000 shares of common stock have been made available. The options under this plan vest as dictated in the individual stock option agreements and expire five years from date of grant for a 10% stockholder and ten years from date of grant for all others. During the three months and six months ended June 30, 2006, 0 and 525,000 options have been granted under this Plan respectively, all of which were granted at market value.

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

         At June 30, 2006, 1,300,619 options have been granted under the 1999 plan of which 725,000 options have been granted below market price and for which 100,619 options have been exercised.

         A summary of the status of the Company's stock option plans as of June 30, 2006 is presented below:


                                                                   Weighted
                                                                   Average
                                                                   Exercise         Intrinsic
                                                     Shares        Price             Value
                                                   ----------      ----------      ----------
Outstanding, January 1, 2006                        1,062,500        $1.00         $  318,750
     Exercised                                        (30,000)        0.05            (39,000)
     Granted                                          525,000         0.60            367,500
     Forfeited                                             --           --                 --
                                                   ----------      ----------      ----------

Outstanding, June 30, 2006                          1,557,500        $0.88         $  647,250
                                                   ==========      ==========      ==========

Options exercisable, June 30, 2006                  1,549,166        $0.88                 --
                                                   ==========      ==========      ==========
Weighted average fair value of options granted
     during the six months ended June 30, 2006                       $0.35
                                                                   ==========


                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

         The following table summarizes information about options outstanding at June 30, 2006:


                               Options Outstanding                                       Options Exercisable
------------------------------------------------------------------------------    -----------------------------------
                                            Weighted Average
                           Number              Remaining           Weighted           Number              Weighted
   Range of            Outstanding at       Contractual Life        Average       Outstanding at          Average
Exercise Prices        June 30, 2006           (Years)          Exercise Price    June 30, 2006        Exercise Price
---------------        -------------        ----------------    --------------    -------------        --------------
    $ 0.05                105,000                1.46               $0.05            105,000               $0.05
$0.33 - $0.75             720,000                4.16                0.59            716,666                0.59
$1.00 - $1.50             632,500                1.47                1.18            627,500                1.18
    $ 2.00                100,000                1.75                2.00            100,000                2.00
                       -------------                                              -------------
                        1,557,500                                                  1,549,166
                       =============                                              =============

         Prior to January 1, 2006, the Company applied the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees "and related Interpretations in accounting for stock-based compensation costs. Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                                          Six             Three
                                                                         Months           Months
                                                                         Ended            Ended
                                                                     June 30, 2005    June 30, 2005
                                                                     -------------    -------------
Net income (loss) available to common stockholders :
     As reported                                                     $    (105,765)   $      47,246
     Add stock-based employee compensation
         expense included in reported net income (loss)
         net of related tax effects                                            542              271
     Deduct total stock-based employee
         compensation expense determined under
         fair value based method for all awards, net
         of related tax effects                                            (16,795)          (8,397)

      Pro Forma                                                      $    (122,018)   $      39,120

Net income (loss) per share of common stock, basic and diluted:
    As reported                                                      $       (0.01)   $        0.01

      Pro Forma                                                      $       (0.02)   $        0.01


                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 3 - EARNINGS PER SHARE

         The Company's calculation of earnings per share is as follows:

                                                                  Six Months      Six Months
                                                                    Ended           Ended
                                                                June 30, 2006   June 30, 2005
                                                                -------------   -------------
    Net income (loss)                                           $     469,097   $     (65,765)
    Preferred stock dividends                                               0         (40,000)
                                                                -------------   -------------
    NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS               469,097   $    (105,765)

    AVERAGE BASIC SHARES OUTSTANDING                                7,299,826       7,293,959
    Assumed conversion of preferred stock                             806,451               0
    Effect of dilutive options and warrants                           692,930               0
                                                                -------------   -------------
    AVERAGE DILUTED  SHARES OUTSTANDING                             8,799,207       7,293,959
    NET INCOME (LOSS) PER COMMON SHARE
         Basic                                                  $        0.06   $       (0.01)
                                                                =============   =============

         Diluted                                                $        0.05   $       (0.01)
                                                                =============   =============

         A total of 220,000 common stock options and 200,000 warrants were excluded from the June 30, 2006 computation of diluted earnings per share as they would be antidilutive. A total of 1,472,500 common stock options and warrants and 746,965 shares of convertible preferred stock were excluded from the June 30, 2005 computation of diluted earnings per share as they would be antidilutive.

         The Company's calculation of earnings per share for the three months ended June 30, 2006 and 2005 is as follows:

                                                                 Three Months    Three Months
                                                                    Ended           Ended
                                                                June 30, 2006   June 30, 2005
                                                                -------------   -------------
    Net income                                                  $     215,465   $      67,246
    Preferred stock dividends                                               0         (20,000)
                                                                -------------   -------------
    NET INCOME APPLICABLE TO COMMON STOCKHOLDERS                $     215,465   $      47,246

    AVERAGE BASIC SHARES OUTSTANDING                                7,305,727       7,293,959
    Assumed conversion of preferred stock                             751,879               0
    Effect of dilutive options and warrants                           791,472         152,077
                                                                -------------   -------------
    AVERAGE DILUTED  SHARES OUTSTANDING                             8,849,078       7,445,936
                                                                =============   =============
    NET INCOME PER COMMON SHARE
         Basic                                                  $        0.03   $        0.01
                                                                =============   =============

         Diluted                                                $        0.02   $        0.01
                                                                =============   =============

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

         A total of 220,000 common stock options and 200,000 warrants were excluded from the June 30, 2006 computation of diluted earnings per share as they would be antidilutive. A total of 1,152,500 common stock options and warrants and 746,965 shares of convertible preferred stock were excluded from the June 30, 2005 computation of diluted earnings per share as they would be antidilutive.


NOTE 4 - INCOME TAXES

         Based on the continued improvements in the Company's operations and forecasted revenue and taxable income, the Company reversed $0 and $299,185 of its valuation allowance for deferred taxes during the three months and six months ended June 30, 2006, respectively as it expects to use this amount to offset future taxable income. No benefit for income taxes was recorded for the three months or six months ended June 30, 2005.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

         On January 23, 2004, the Company entered into a Technology License Agreement with ADROIT, a South African Company. That agreement was amended and restated on March 17, 2004. As a result, the Company obtained an irrevocable license to market ADROIT's VIZNET software, including the right to sublicense this product to third parties. The Company was required to pay ADROIT $110,000 in accordance with the terms of the agreement. This agreement will remain in effect for five years and holds terms for annual renewals. As of June 30, 2006, the Company has paid $110,000 of this obligation and this amount is being amortized over the life of the agreement. Amortization expense included in the results of operations was $5,500 for the three months ended June 30, 2006 and $11,000 for the six months ended June 30, 2006.


NOTE 6 - AGREEMENTS

         Subsequent to the quarter ended June 30, 2006, the Company entered into a subscription agreement with one of its customers. The Company expects to record revenues of $100,000 in the quarter ending September 30, 2006 and $37,500 per quarter in future quarters as a result of this agreement.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the United States Securities and Exchange Commission (`SEC"), and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

                                  CIMNET, INC.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006

         Net sales for the six months ended June 30, 2006 were $2,614,324, an increase of 67.6% or $1,054,583 over the net sales of $1,559,741 for the same period in 2005. This increase is due to the overall market upturn in MES (Manufacturing Execution System) sales along with the Company's subscriptions sales model for Factelligence receiving increased market acceptance, resulting in new orders and increased revenues. During the six months ended June 30, 2006, the Company received orders from three large food manufacturers and significant software maintenance renewals.

         Cost of goods sold for the six months ended June 30, 2006 was $231,536 or 8.9% of net sales compared to $166,267 or 10.7% of net sales for the same period in 2005. For the period ended June 30, 2006, this represents a 1.8% decrease in the percentage of cost of goods sold as related to total net sales over the same period in 2005. The decrease is due to a 67.6% increase in sales during the six months ended June 30, 2006 compared to the same period in 2005. The increase in sales during the period came primarily from MES software and services, which have lower cost of goods sold percentage than our DNC products.

         Gross profit for the six months ended June 30, 2006 was $2,382,788 compared to $1,393,474 for the same period of 2005, an increase of $989,314 or 71.0%. This increase is consistent with the increase in net sales and decrease in cost of goods sold as percentage of sales.

         Selling, general and administrative expenses for the six months ended June 30, 2006 were $1,129,106 or 43.2% of net sales, which includes $75,600 of the $132,300 of total stock based compensation cost expensed as the result of options issued and vested during the period, compared to $863,368 or 55.4% of net sales with no stock options expensed in the same period in 2005. The overall decrease in selling, general and administrative expenses as a percentage of net sales is 12.2% in the six months ending June 30, 2006 over the same period in 2005. This is primarily attributable to the 67.6% increase in sales and only a 30.2% increase in selling, general and administrative expenses in the six months ending June 30, 2006 over the same period in 2005. The increase in selling, general and administrative expenses during the six months ended June 30, 2006 is attributable to the following: substantial increase in sales commissions due to 67.6% increase in sales during the period; increase in third party contractor costs to meet the needs of increased sales; increase in employee compensation to adjust for salary reductions implemented in previous years; general increase in health insurance costs; increase in third-party contract cost to meet the needs of increased sales; increase in office expenses to correspond with the needs of an increase in the number of employees.

         During the six months ended June 30, 2006, research and development costs were $1,059,482 or 40.5% of net sales, which includes $56,700 of the $132,300 of total stock based compensation cost expensed as the result of options issued and vested during the period, compared to $571,288 or 36.6% of net sales with no stock options expensed over the same period in 2005, an increase of $488,194 or 85.5%. This increase is due to the employment of additional developers and software engineers to support the demands of increased current and expected future orders; an increase in employee compensation to adjust for salary reductions implemented in previous years; and salary increases for those employees who had previously forgone raises.

         Income from operations for the six months ended June 30, 2006 was $194,200 including SFAS 123(R) recognition of $132,300 expense for stock options granted during the period, compared to a loss of ($41,182) in the same period in 2005, an improvement of $235,382 in operations. This improvement in operations is predominantly due to the previously discussed increase in sales, combined with a lower cost of goods sold as a percentage of net sales in the six months ended June 30, 2006 compared to the same period in 2005.

         Net interest expense for the six months ended June 30, 2006 was $24,288 or 0.9% of net sales, compared to net interest expense of $24,583 or 1.6% of net sales for the same period of 2005. The Company repaid its note payable to a stockholder and decreased the utilization of its credit line by $307,335 in the six months ended June 30, 2006 compared to the same period in 2005.

                                  CIMNET, INC.

         Based on the continued improvements in the Company's operations, and the Company's forecasted revenue and taxable income, the Company reversed $299,185 of its valuation allowance for deferred taxes as it expects to use this amount to offset future taxable income. No benefit for income taxes was recorded for the six months ended June 30, 2005. The Company will continue to evaluate its expected profitability, if any, to determine the realizability of its deferred income tax asset in future periods.

         Net income for the six months ended June 30, 2006 was $469,097 or $0.06 per basic and $0.05 per diluted share as compared to a net loss of ($65,765) or ($0.01) per basic and diluted share for the same period in 2005. The net income of $469,097 is comprised primarily of $194,200 in operating income for the six months ended June 30, 2006 (which is net of stock options expensed for the period of $132,300) and the reversal of $299,185 in deferred tax valuation allowance. This increase of $534,862 in net income in the six months ended June 30, 2006, over the same period in 2005 is primarily due to the previously discussed increase in sales, combined with decreases in cost of goods sold as percentage of net sales, and reversal of a portion of the deferred tax valuation allowance.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006

         Net sales for the three months ended June 30, 2006 were $1,387,928, an increase of 58.2% or $510,619 over the net sales of $877,309 for the same period in 2005. This increase is due to the overall market upturn in MES sales along with the Company's subscriptions sales model for Factelligence receiving increased market acceptance, resulting in new orders and increased revenues. During the three months ended June 30, 2006, the Company received orders from two large food manufacturers and significant software subscription and maintenance renewals. In addition to orders received in the United States, CIMNET received orders and or order commitments in the second quarter from China, Canada, Hungary, Russia, Brazil and the Netherlands. Some of these projects have commenced and others are expected to start during the fourth quarter. We have added engineering staff during the second quarter and anticipate adding four to six more application engineers during the third and fourth quarters of 2006 to meet existing and anticipated demand from our customers.

         Cost of goods sold for the three months ended June 30, 2006 and June 30, 2005 were $123,710 or 8.9% of net sales and $77,306 or 8.8% of net sales respectively. For the three months ended June 30, 2006, this represents a 0.1% increase in the percentage of cost of goods sold as related to total net sales over the same period in 2005.

         Gross profit for the three months ended June 30, 2006 was $1,264,218, compared to $800,003 for the same period of 2005, an increase of $464,215 or 58.0%. This increase is consistent with the increase in net sales.

         Selling, general and administrative expenses for the three months ended June 30, 2006 were $530,994 or 38.3% of net sales, compared to selling, general and administrative expenses of $440,240 or 50.2% of net sales for the same period in 2005. The overall decrease in selling, general and administrative expenses as a percentage of net sales is 11.9% in the three months ending June 30, 2006 over the same period in 2005. This is primarily attributable to the 58.2% increase in sales and only a 19.5% increase in selling, general and administrative expenses in the three months ending June 30, 2006 over the same period in 2005. The net increase in selling, general and administrative expenses during the three months ended June 30, 2006 is attributable to the following: increase in sales commissions due to the 58.2% increase in sales during the period; increase in employee compensation to adjust for salary reductions implemented in previous years; increase in third party contractor costs to meet the needs of increased sales; general increase in health insurance costs.

                                  CIMNET, INC.

         During the three months ended June 30, 2006, research and development costs were $507,411 or 36.6% of net sales; an increase of $229,954 or 82.8% over the same period in 2005. This increase in the three month period ended June 30, 2006, is due to the employment of additional developers and software engineers to support the demands of increased current and expected future orders; an increase in employee compensation to adjust for salary reductions implemented in previous years; and, salary increases for those employees who had previously forgone raises.

         Income from operations for the three months ended June 30, 2006 was $225,813 compared to $82,206 for the same period in 2005. This represents an improvement of 174.7% or $143,607 in operations for the three months ended June 30, 2006 over the same period in 2005. This improvement in operations is predominantly due to the previously discussed 58.2% increase in sales, only 44.7% increase in operating expenses and virtually no increase in cost of goods sold as percentage of net sales in the three months ended June 30, 2006 over the same period on 2005.

         Net interest expense for the three months ended June 30, 2006 was $10,348 or 0.7% of net sales, compared to net interest expense of $14,960 or 1.7% of net sales for the same period of 2005. The Company repaid its note payable to a stockholder and decreased the utilization of its credit line by $89,335 in the three months ended June 30, 2006 compared to an increase of $191,000 in credit line use during the same period in 2005.

         The net income for the three months ended June 30, 2006 was $215,465 or $0.03 per basic and $0.02 per diluted share as compared to net income of $67,246 or $0.01 per basic and diluted share for the same period in 2005.


LIQUIDITY AND CAPITAL RESOURCES

         At period ended June 30, 2006, the Company had current assets of $1,405,133 as compared to $1,216,369 at period ended December 31, 2005, an increase of $188,764 or 15.5%. At period ended June 30, 2006, accounts receivable was $708,379 compared to $869,492 at period ended December 31, 2005, The Company collected $1,596,368 more in cash during the six months ended June 30, 2006 over the same period in 2005. Cash collected was used to pay down its bank line of credit, its loan from a shareholder and a bank loan, while supporting increased general operating expenses. The increase in total assets is primarily the result of a reversal of a portion of the deferred tax asset valuation allowance.


OPERATING ACTIVITIES

         Cash provided by operating activities for the six months ended June 30, 2006 was $464,594 compared to $338,900 of cash used in operating activities during the same period in 2005. The increase in net cash provided by operations in the six months ended June 30, 2006 was due primarily to the increase in income, and the collection of accounts receivable that were outstanding at December 31, 2005.


INVESTING ACTIVITIES

         Cash used in investing activities for the six months ended June 30, 2006 decreased by $40,913 to $22,820. The decrease in cash utilized in 2006 verses the same period in 2005 was due to the payment of $60,000 for software license rights in 2005 offset by increased expenditures for computer hardware, software and office equipment in 2006.

                                  CIMNET, INC.

FINANCING ACTIVITIES

         During the first six months of 2006, $405,430 was used in financing activities as opposed to $324,742 in cash provided by financing activities during the six months ended June 30, 2005. This increase in cash used in financing activities is due to $110,000 in repayment of a shareholder demand loan during the six months ended June 30, 2006 compared to only $20,000 in repayment during the same period in 2005, and $277,335 in payments made to the line of credit in the six months ended June 30, 2006 compared to $349,932 of borrowings from the line of credit during the same period in 2005.


CAPITAL RESOURCES

         The Company repaid all of its obligations to Penn Sterling Bank in the amount of $443,665 on June 2, 2006, and $9,365 on June 15, 2006. On June 2,
     2006, the Company entered into a Loan Agreement with Wachovia Bank, N.A., pursuant to which the Company may borrow up to $1,000,000 at an interest rate equal to the bank's prime rate plus .75%. Interest only is due monthly and the outstanding principal amount plus accrued interest is due on April 30, 2007. The Company provided the Lender with a security interest in its assets as well as the personal guaranties of John D. Richardson, the Company Chief Executive Officer, and his wife. The balance of outstanding borrowings on lines of credit was $383,665 and $691,000 at June 30, 2006 and 2005, respectively. As of June 30, 2006, the Company had $616,335 available on its line of credit.

         In December 2004, the Company borrowed $130,000 from an officer/director and issued to him a demand note. The secured demand note was payable upon demand from the officer/director and yielded interest at the prime rate plus 1%. Monthly interest payments were made based on the prime rate for the period. Payments of $20,000 on April 4, 2005, $23,000 on April 11, 2006, $50,000 on May 12, 2006 and $37,000 on May 31, 2006 were made. As of June 30, 2006, the Company had repaid the loan in full.


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

         As required by SEC Rule 13a-15(b), we carried out an evaluation as of June 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in our internal controls over financial reporting during our most recent fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         We are not presently a party to any material legal proceedings nor are any material legal proceedings presently threatened against us.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On May 25, 2006, the Company issued 30,000 shares of common stock to an employee in connection with the exercise of stock options for an aggregate exercise price of $1,500. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

         On May 23, 2006, the Company held its Annual Meeting of Stockholders where the stockholders of the Company approved the following proposals:

         (a) Election of Directors. The following individuals were elected to the Board of Directors of the Company for a term of one (1) year, each receiving 5,726,506 votes in favor of his election (representing 78.5% of the shares outstanding): (i) John D. Richardson, III; (ii) David Birk,
     (iii) J. Jeffrey Fox; (iv) Karl D. Gerhart; (v) William Nyman; and (vi) Sundaresh Ramayya.

         (b) Ratification of the Appointment of Independent Accountants. The ratification of the appointment of Beard Miller Company LLP as independent accountants of the Company was approved by the stockholders of the Company (5,726,506 votes for (representing 78.5 % of the shares outstanding), and no votes against or abstained).

ITEM 5 - OTHER INFORMATION - None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  10.1 Loan Agreement dated June 2, 2006 between Wachovia Bank, N.A. and the Company

                  10.2 Promissory Note dated June 2, 2006 issued by the Company to Wachovia Bank, N.A.

                  10.3 Security Agreement dated June 2, 2006 executed by the Company in favor of Wachovia Bank, N.A.

                  10.4 Unconditional Guaranty dated June 2, 2006 executed by John D. Richardson and Lynn Richardson in favor of Wachovia Bank, N.A.

                  31. Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32. Certificate of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:



Dated:   August 14, 2006
         Robesonia, Pennsylvania

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