Form 10QSB
period 2006-09-30
CIMNET INC/PA
filed 2006-11-14
CIK 1035901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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


                946 W. Penn Avenue, Robesonia, Pennsylvania 19551
               --------------------------------------------------
                    (Address of principal executive offices)


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

Transitional Small Business Disclosure Format: Yes [ ] No [X]

The Company has 7,414,044 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2006.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

FORWARD-LOOKING STATEMENTS                                                    3

PART I - FINANCIAL INFORMATION
------------------------------

Item 1     Financial Statements

           Balance Sheets                                                     4
           Statements of Operations                                           6
           Statements of Cash Flows                                           7
           Notes to Financial Statements                                      8

Item 2     Management's Discussion and Results of Operations                 13

Item 3     Controls and Procedures                                           17

PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings                                                 18

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds       18

Item 3     Defaults Upon Senior Securities                                   18

Item 4     Submission of Matters to Vote of Security Holders                 18

Item 5     Other Information                                                 18

Item 6     Exhibits                                                          18

Signatures                                                                   19

Exhibits                                                                     20

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


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  CIMNET, INC.

                                 BALANCE SHEETS

                                                                            September 30,   December 31,
                                                                                2006            2005
                                                                            ------------    ------------
                                                                            (Unaudited)
                                     ASSETS
CURRENT ASSETS

     Cash and cash equivalents                                              $     35,056    $     43,985

     Accounts receivable, net of allowance of $20,577 at
         September 30, 2006 and $22,295 at December 31, 2005                     802,505         869,492

     Inventories                                                                 108,323          97,209

     Prepaid expenses                                                             83,678          65,264

     Deferred income tax assets                                                  439,604         140,419
                                                                            ------------    ------------

        Total Current Assets                                                   1,469,166       1,216,369

PROPERTY AND EQUIPMENT, NET                                                      227,090         258,759

GOODWILL                                                                       2,364,145       2,364,145

OTHER ASSETS                                                                      78,833          95,333
                                                                            ------------    ------------

         Total Assets                                                       $  4,139,234    $  3,934,606
                                                                            ============    ============

The accompanying notes are an integral part of these statements.


                                  CIMNET, INC.

                                 BALANCE SHEETS

                                   (CONTINUED)

                                                                            September 30,   December 31,
                                                                                2006            2005
                                                                            ------------    ------------
                                                                            (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Line of credit                                                         $     53,665    $    661,000
     Demand note payable, stockholder                                                 --         110,000
     Current portion of capital lease obligations                                 16,575          15,714
     Current portion of long-term debt                                                --           6,592
     Accounts payable                                                            122,510          97,864
     Accrued expenses                                                             88,697          84,317
     Dividends payable on preferred stock                                        312,667         312,667
     Deferred income                                                             973,606         938,709
                                                                            ------------    ------------

         Total Current Liabilities                                             1,567,720       2,226,863

LONG-TERM DEBT, NET OF CURRENT PORTION                                                --           5,350

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                  6,981          20,285
                                                                            ------------    ------------

         Total Liabilities                                                     1,574,701       2,252,498
                                                                            ------------    ------------

STOCKHOLDERS' EQUITY

     Preferred stock, $.0001 8% cumulative convertible;
         5,000,000 shares authorized; 746,965
         shares issued and outstanding at September 30, 2006
         and December 31, 2005                                                        75              75

     Common stock, 15,000,000 shares authorized at $.0001 par value;
         7,323,859 shares issued and outstanding at September 30, 2006 and 7,293,859 shares issued and outstanding at
         December 31, 2005                                                           732             729
     Paid-in capital                                                           6,079,610       5,945,813
     Accumulated deficit                                                      (3,515,619)     (4,264,056)
     Deferred stock compensation                                                    (265)           (453)
                                                                            ------------    ------------

     Total Stockholders' Equity                                                2,564,533       1,682,108
                                                                            ------------    ------------
     Total Liabilities and Stockholders' Equity                             $  4,139,234    $  3,934,606
                                                                            ============    ============

The accompanying notes are an integral part of these statements.


                                  CIMNET, INC.

                            STATEMENTS OF OPERATIONS

                                                         Three Months                    Nine Months
                                                      Ended September 30,            Ended September 30,
                                                 ----------------------------    ----------------------------
                                                     2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
                                                         (Unaudited)                     (Unaudited)
NET SALES                                        $  1,454,354    $    917,502    $  4,068,677    $  2,477,243

COST OF GOODS SOLD                                     72,993          88,306         304,528         254,573
                                                 ------------    ------------    ------------    ------------

           Gross Profit                             1,381,361         829,196       3,764,149       2,222,670
                                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Selling, general and administrative              579,826         431,742       1,740,624       1,294,764
     Research and development                         516,037         322,510       1,543,827         894,144
                                                 ------------    ------------    ------------    ------------
                                                    1,095,863         754,252       3,284,451       2,188,908
                                                 ------------    ------------    ------------    ------------

           Operating Income                           285,498          74,944         479,698          33,762

NONOPERATING EXPENSES
     Interest expense                                   6,158          16,862          30,446          41,445
                                                 ------------    ------------    ------------    ------------


           Income (Loss) before Income Taxes          279,340          58,082         449,252          (7,683)

INCOME TAX BENEFIT                                         --              --        (299,185)             --
                                                 ------------    ------------    ------------    ------------

           Net Income (Loss)                     $    279,340    $     58,082    $    748,437    $     (7,683)
                                                 ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE -
     BASIC                                       $       0.04    $       0.01    $       0.10    $      (0.01)
     DILUTED                                     $       0.03    $       0.01    $       0.08    $      (0.01)

The accompanying notes are an integral part of these statements.


                                  CIMNET, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                    Nine Months
                                                                               Ended September 30,
                                                                          ----------------------------
                                                                              2006            2005
                                                                          ------------    ------------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                                    $    748,437    $     (7,683)
     Adjustments to reconcile net income (loss) to net cash
     Provided by (used in) operating activities:
            Depreciation and amortization                                       77,556          75,165
            Provision for doubtful accounts                                     (1,718)         16,678
                 Deferred income taxes                                        (299,185)             --
            Compensation cost for  stock options                               132,488             812
            (Increase) decrease in assets:
               Accounts receivable                                              68,704        (333,565)
               Inventories                                                     (11,114)          4,725
               Prepaid expenses                                                (18,414)         21,355
            Increase (decrease) in liabilities:
               Accounts payable                                                (44,312)        (90,736)
               Accrued expenses                                                  4,380          24,764
               Deferred income                                                  34,897        (128,812)
                                                                          ------------    ------------

              Net Cash Provided by (Used in) Operating Activities              691,719        (417,297)
                                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment                                        (29,387)        (17,678)
     Purchase of software license rights                                            --         (60,000)
                                                                          ------------    ------------

              Net Cash Used in Investing Activities                            (29,387)        (77,678)
                                                                          ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from exercise of options                                           1,500              --
     Payments on demand note payable , stockholder                            (110,000)        (20,000)
     Net borrowings (payments) on line of credit                              (607,335)        373,932
     Cash disbursements pending line of credit activity                         68,958              --
     Capital lease purchases                                                        --          16,574
     Payments on capital lease obligations                                     (12,442)        (11,913)
     Principal payments on long-term borrowings                                (11,942)             --
                                                                          ------------    ------------

              Net Cash Provided by (Used in) Financing Activities             (671,261)        358,593
                                                                          ------------    ------------

              Net Decrease in Cash and Cash Equivalents                         (8,929)       (136,382)

CASH AND CASH EQUIVALENTS - BEGINNING                                           43,985         155,653
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS - ENDING                                        $     35,056    $     19,271
                                                                          ============    ============

SUPPLEMENTARY CASH FLOWS INFORMATION

     Interest paid                                                        $     30,719    $     42,113
                                                                          ============    ============
     Income taxes paid                                                              --              --
                                                                          ============    ============

The accompanying notes are an integral part of these statements.

                                  CIMNET, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2005. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

         Reclassification

         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

         FIN 48

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of the pronouncement on the Company's financial statements.

         SAB 108

         On September 13, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate the materiality of financial-statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatements present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The pronouncement is not expected to have a material effect on the Company's financial statements.

                                  CIMNET, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 3 - STOCK BASED COMPENSATION

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

         In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), and the disclosures in MD&A subsequent to the adoption. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for SFAS No. 123(R).

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

         We adopted SFAS No. 123(R) on January 1, 2006. As a result, we recognized stock based compensation cost, measured using the Black-Scholes option model, for vested and new options granted beginning January 1, 2006. We recorded stock based compensation cost of $0 for the three months ended September 30, 2006 and $132,300 for the nine months ended September 30, 2006. The income tax benefit recognized for stock based compensation was $0 for the three months ended September 30, 2006 and $53,705 for the nine months ended September 30, 2006. Thirty thousand stock options were exercised resulting in proceeds to the Company of $1,500 during the nine months ended September 30, 2006. No stock options were exercised during the three months ended September 30, 2006 and the three and nine months ended September 30, 2005.

         Stock Option Plans

         During 2002, the stockholders approved the adoption of the 2002 Stock Option Plan (the 2002 Plan). The purpose of the 2002 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of the Company may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors. A total of 1,600,000 shares of common stock have been made available. The options under this plan vest as dictated in the individual stock option agreements and expire five years from date of grant for a 10% stockholder and ten years from date of grant for all others. During the three months and nine months ended September 30, 2006, 0 and 525,000 options have been granted under this Plan respectively, all of which were granted at market value. No options were granted during the three months and nine months ended September 30, 2005.

                                  CIMNET, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

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

         At September 30, 2006, 1,300,619 options have been granted under the 1999 plan of which 725,000 options have been granted below market price and for which 100,619 options have been exercised.

         A summary of the status of the Company's stock option plans as of September 30, 2006 is presented below:

                                                                                 Weighted
                                                                                 Average
                                                                                 Exercise         Intrinsic
                                                                   Shares          Price            Value
                                                                ------------    ------------    ------------
Outstanding, January 1, 2006                                       1,062,500       $ 1.00              --
     Exercised                                                       (30,000)        0.05         (39,000)
     Granted                                                         525,000         0.60              --
     Forfeited                                                            --           --              --
                                                                ------------    ------------    ------------

Outstanding, September 30, 2006                                    1,557,500       $ 0.88       $  1,121,400
                                                                ============    ============    ============

Options exercisable, September 30, 2006                            1,555,000       $ 0.88       $  1,119,600
                                                                ============    ============    ============
Weighted average fair value of options granted during the
     nine months ended September 30, 2006                                          $ 0.35
                                                                                ============

         The following table summarizes information about options outstanding at September 30, 2006:

                            Options Outstanding                            Options Exercisable
-------------------------------------------------------------------   ----------------------------

                                         Weighted
                          Number         Average          Weighted       Number         Weighted
  Range of            Outstanding at     Remaining        Average    Outstanding at     Average
  Exercise             September 30,     Contractual      Exercise    September 30,     Exercise
   Prices                  2006          Life (Years)       Price         2006           Price
---------------      ---------------   ---------------   ----------   -------------   ------------
     $0.05               105,000            1.21           $0.05         105,000         $0.05
$0.33 - $0.75            720,000            3.91            0.59         720,000          0.59
$1.00 - $1.50            632,500            1.22            1.18         630,000          1.18
    $2.00                100,000            1.50            2.00         100,000          2.00
                     ---------------                                  ------------

                       1,557,500                                       1,555,000
                     ===============                                  ============

                                  CIMNET, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

         Prior to January 1, 2006, the Company applied the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations in accounting for stock-based compensation costs. Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net income (loss) and net income (loss) per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                                                   Nine           Three
                                                                                  Months          Months
                                                                                  Ended           Ended
                                                                               September 30,   September 30,
                                                                                   2005            2005
                                                                               ------------    ------------
         Net income (loss) available to common stockholders :
              As reported                                                      $    (67,683)   $     38,082
              Add stock-based employee compensation
                  expense included in reported net income (loss)
                  net of related tax effects                                            812             270
              Deduct total stock-based employee
                  compensation expense determined under
                  fair value based method for all awards, net
                  of related tax effects                                            (25,193)         (8,398)

                                                                               ------------    ------------
               Pro Forma                                                       $    (92,064)   $     29,954
                                                                               ============    ============
         Net income (loss) per share of common stock, basic
              and diluted:
               As reported                                                     $      (0.01)   $       0.01
                                                                               ============    ============

               Pro Forma                                                       $      (0.01)   $       0.01
                                                                               ============    ============

                                  CIMNET, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 4 - EARNINGS PER SHARE

         The Company's calculation of earnings per share is as follows:

                                                           Nine Months Ended     Nine Months Ended
                                                           September 30, 2006    September 30, 2005
                                                           ------------------    ------------------
         Net income (loss)                                 $          748,437    $           (7,683)
         Preferred stock dividends                                          0               (60,000)
         NET INCOME (LOSS) APPLICABLE TO COMMON
              STOCKHOLDERS                                 $          748,437    $          (67,683)

         AVERAGE BASIC SHARES OUTSTANDING                           7,307,925             7,293,859
         Assumed conversion of preferred stock                        794,920                     0
         Effect of dilutive options and warrants                      729,086                     0
                                                           ------------------    ------------------
         AVERAGE DILUTED SHARES OUTSTANDING                         8,831,931             7,293,859
                                                           ==================    ==================
         NET INCOME (LOSS) PER COMMON SHARE
              Basic                                        $             0.10    $            (0.01)

              Diluted                                      $             0.08    $            (0.01)

         A total of 220,000 common stock options and 200,000 warrants were excluded from the September 30, 2006 computation of diluted earnings per share as they would be anti-dilutive. A total of 1,032,500 common stock options and warrants and 746,965 shares of convertible preferred stock were excluded from the September 30, 2005 computation of diluted earnings per share as they would be anti-dilutive.

         The Company's calculation of earnings per share for the three months ended September 30, 2006 and 2005 is as follows:

                                                           Three Months Ended    Three Months Ended
                                                           September 30, 2006    September 30, 2005
                                                           ------------------    ------------------
         Net income                                        $          279,340    $           58,082
         Preferred stock dividends                                          0               (20,000)
                                                           ------------------    ------------------
         NET INCOME APPLICABLE TO COMMON STOCKHOLDERS      $          279,340    $           38,082

         AVERAGE BASIC SHARES OUTSTANDING                           7,323,859             7,293,859
         Assumed conversion of preferred stock                        708,743                     0
         Effect of dilutive options and warrants                      870,691               294,934
                                                           ------------------    ------------------
         AVERAGE DILUTED SHARES OUTSTANDING                         8,903,293             7,588,793
                                                           ==================    ==================
         NET INCOME PER COMMON SHARE
              Basic                                        $             0.04    $             0.01
                                                           ==================    ==================

              Diluted                                      $             0.03    $             0.01
                                                           ==================    ==================

                                  CIMNET, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

         A total of 220,000 common stock options and 200,000 warrants were excluded from the September 30, 2006 computation of diluted earnings per share as they would be anti-dilutive. A total of 1,032,500 common stock options and warrants and 746,965 shares of convertible preferred stock were excluded from the September 30, 2005 computation of diluted earnings per share as they would be anti-dilutive.

NOTE 5 - INCOME TAXES

         Based on the continued improvements in the Company's operations and forecasted revenue and taxable income, the Company reversed $0 and $299,185 of its valuation allowance for deferred taxes during the three months and nine months ended September 30, 2006, respectively as it expects to use this amount to offset future taxable income. No benefit for income taxes was recorded for the three months or nine months ended September 30, 2005.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         On January 23, 2004, the Company entered into a Technology License Agreement with ADROIT, a South African Company. That agreement was amended and restated on March 17, 2004. As a result, the Company obtained an irrevocable license to market ADROIT's VIZNET software, including the right to sublicense this product to third parties. The Company was required to pay ADROIT $110,000 in accordance with the terms of the agreement. This agreement will remain in effect for five years and holds terms for annual renewals. As of September 30, 2006, the Company has paid $110,000 of this obligation and this amount is being amortized over the life of the agreement. Amortization expense included in the results of operations was $5,500 for the three months ended September 30, 2006 and $16,500 for the nine months ended September 30, 2006.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis should be read in conjunction with Management's Discussion and Analysis included in our Annual Report on Form 10-KSB for the year ended December 31, 2005 as filed with the United States Securities and Exchange Commission ("SEC"), and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006

         Net sales for the nine months ended September 30, 2006 were $4,068,677, an increase of 64.2% or $1,591,434 over the net sales of $2,477,243 for the same period in 2005. This increase is due to the overall market upturn in MES (Manufacturing Execution System) sales along with the Company's subscriptions sales model for Factelligence receiving increased market acceptance, resulting in new orders and increased revenues. During the nine months ended September 30, 2006, the Company received significant software maintenance renewals as well as orders from three large food manufacturers and a manufacturer of custom fire-fighting equipment. In addition to orders in the United States, the Company also received orders and/or commitments from customers located in China, Canada, Hungary and the Netherlands.

                                  CIMNET, INC.

         Cost of goods sold for the nine months ended September 30, 2006 was $304,528 or 7.5% of net sales compared to $254,573 or 10.3% of net sales for the same period in 2005. For the period ended September 30, 2006, this represents a 2.8% decrease in the percentage of cost of goods sold as related to total net sales over the same period in 2005. The decrease is due to a 64.2% increase in sales during the nine months ended September 30, 2006 compared to the same period in 2005. The increase in sales during the period came primarily from MES software and services, which have a lower cost of goods sold percentage than our DNC products.

         Gross profit for the nine months ended September 30, 2006 was $3,764,149 compared to $2,222,670 for the same period of 2005, an increase of $1,541,479 or 69.4%. This increase is consistent with the increase in net sales and decrease in cost of goods sold as a percentage of sales.

         Selling, general and administrative expenses for the nine months ended September 30, 2006 were $1,740,624 or 42.8% of net sales, which includes $75,600 of the $132,300 of total stock based compensation cost expensed as the result of options issued and vested during the period, compared to $1,294,764 or 52.3% of net sales with no stock options expensed in the same period in 2005. The overall decrease in selling, general and administrative expenses as a percentage of net sales is 9.5% in the nine months ended September 30, 2006 over the same period in 2005. This is primarily attributable to the 64.2% increase in sales and only a 34.4% increase in selling, general and administrative expenses in the nine months ended September 30, 2006 over the same period in 2005. The increase in selling, general and administrative expenses during the nine months ended September 30, 2006 is attributable to the following: substantial increase in sales commissions due to 64.2% increase in sales during the period; increase in employee compensation to adjust for salary reductions implemented in previous years; general increase in health insurance costs; and, an increase in office expenses to correspond with the needs of an increase in the number of employees.

         During the nine months ended September 30, 2006, research and development costs were $1,543,827 or 37.9% of net sales, which includes $56,700 of the $132,300 of total stock based compensation cost expensed as the result of options issued and vested during the period, compared to $894,144 or 36.1% of net sales with no stock options expensed over the same period in 2005, an increase of $649,683 or 72.7%. This increase is due to the employment of additional developers and software engineers to support the demands of increased current and expected future orders; an increase in employee compensation to adjust for salary reductions implemented in previous years; and salary increases for those employees who had previously forgone raises.

         Income from operations for the nine months ended September 30, 2006 was $479,698 including SFAS 123(R) recognition of $132,300 expense for stock options granted during the period, compared to income of $33,762 in the same period in 2005, an improvement of $445,936 in operations. This improvement in operations is predominantly due to the previously discussed increase in sales, combined with a lower cost of goods sold as a percentage of net sales in the nine months ended September 30, 2006 compared to the same period in 2005.

         Net interest expense for the nine months ended September 30, 2006 was $30,446 or 0.7% of net sales, compared to net interest expense of $41,445 or 1.7% of net sales for the same period of 2005. This decrease is the result of the Company's repayment of its note payable to John Richardson, CEO. Additionally, the Company maintained an average monthly balance of $376,629 on its line of credit for the nine months ended September 30, 2006 as compared to an average monthly balance of $603,571 for the nine months ended September 30, 2005.

         Based on the continued improvements in the Company's operations, and the Company's forecasted revenue and taxable income, the Company reversed $299,185 of its valuation allowance for deferred taxes as it expects to use this amount to offset future taxable income. No benefit for income taxes was recorded for the nine months ended September 30, 2005. The Company will continue to evaluate its expected profitability, if any, to determine the ability to realize its deferred income tax asset in future periods.

                                  CIMNET, INC.

         Net income for the nine months ended September 30, 2006 was $748,437 or $0.10 per basic and $0.08 per diluted share as compared to net loss of ($7,683) or ($0.01) per basic and diluted share for the same period in 2005. The net income of $748,437 is comprised primarily of $479,698 in operating income for the nine months ended September 30, 2006 (which is net of stock options expensed for the period of $132,300) and the reversal of $299,185 in deferred tax valuation allowance. This increase of $756,120 in net income in the nine months ended September 30, 2006, over the same period in 2005 is primarily due to the previously discussed increase in sales, combined with decreases in cost of goods sold as percentage of net sales, and reversal of a portion of the deferred tax valuation allowance.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006

         Net sales for the three months ended September 30, 2006 were $1,454,354, an increase of 58.5% or $536,852 over the net sales of $917,502 for the same period in 2005. This increase is due to the overall market upturn in MES sales along with the Company's subscriptions sales model for Factelligence receiving increased market acceptance, resulting in new orders and increased revenues. During the three months ended September 30, 2006, the Company received significant software subscription and maintenance renewals as well as an order from a manufacturer of custom fire-fighting equipment. In addition to orders received in the United States, the Company also received orders and/or order commitments from customers located in China, Canada, Hungary and the Netherlands. Some of these projects have commenced and others are expected to start during the fourth quarter. We have added engineering staff during the third quarter and anticipate adding two to four more application engineers during the fourth quarter of 2006 to meet existing and anticipated demand from our customers.

         Cost of goods sold for the three months ended September 30, 2006 was $72,993 or 5.0% of net sales compared to $88,306 or 9.6% of net sales for the same period in 2005. For the three months ended September 30, 2006, this represents a 4.6% decrease in the percentage of cost of goods sold as related to total net sales over the same period in 2005. The decrease is due to a 58.5% increase in sales during the three months ended September 30, 2006 compared to the same period in 2005. The increase in sales during the period came primarily from MES software and services, which have a lower cost of goods sold percentage than our DNC products.

         Gross profit for the three months ended September 30, 2006 was $1,381,361, compared to $829,196 for the same period of 2005, an increase of $552,165 or 66.6%. This increase is consistent with the increase in net sales.

         Selling, general and administrative expenses for the three months ended September 30, 2006 were $579,826 or 39.9% of net sales, compared to selling, general and administrative expenses of $431,742 or 47.1% of net sales for the same period in 2005. The overall decrease in selling, general and administrative expenses as a percentage of net sales is 7.2% in the three months ended September 30, 2006 over the same period in 2005. This is primarily attributable to the 58.5% increase in sales and only a 34.3% increase in selling, general and administrative expenses in the three months ended September 30, 2006 over the same period in 2005. The net increase in selling, general and administrative expenses during the three months ended September 30, 2006 is attributable to the following: increase in sales commissions due to the 58.5% increase in sales during the period; increase in employee compensation to adjust for salary reductions implemented in previous years; and, a general increase in health insurance costs.

         During the three months ended September 30, 2006, research and development costs were $516,037 or 35.5% of net sales; an increase of $193,527 or 60.0% over the same period in 2005. This increase in the three month period ended September 30, 2006, is due to the employment of additional developers and software engineers to support the demands of increased current and expected future orders; an increase in employee compensation to adjust for salary reductions implemented in previous years; and, salary increases for those employees who had previously forgone raises.

                                  CIMNET, INC.

         Income from operations for the three months ended September 30, 2006 was $285,498 compared to $74,944 for the same period in 2005. This represents an improvement of 280.9% or $210,554 in operations for the three months ended September 30, 2006 over the same period in 2005. This improvement in operations is predominantly due to the previously discussed 58.5% increase in sales, only 45.3% increase in operating expenses and a 4.6% decrease in cost of goods sold as percentage of net sales in the three months ended September 30, 2006 over the same period on 2005.

         Net interest expense for the three months ended September 30, 2006 was $6,158 or 0.4% of net sales, compared to net interest expense of $16,862 or 1.8% of net sales for the same period of 2005. This decrease is the result of the Company's repayment of its note payable to John Richardson, CEO. Additionally, the Company maintained an average monthly balance of $250,332 on its line of credit for the three months ended September 30, 2006 as compared to an average monthly balance of $676,333 for the three months ended September 30, 2005.

         The net income for the three months ended September 30, 2006 was $279,340 or $0.04 per basic and $0.03 per diluted share as compared to net income of $58,082 or $0.01 per basic and diluted share for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

         For the period ended September 30, 2006, the Company has used the cash generated from improved profitability and operating cash flow activities, primarily improved collections of accounts receivable, to pay down its bank line of credit, its loan from a shareholder and a bank loan, while supporting increased general operating expenses. At September 30, 2006, the Company had current assets of $1,469,166 as compared to $1,216,369 at December 31, 2005. The increase in current assets is primarily the result of a reversal of a portion of the deferred tax asset valuation allowance.

OPERATING ACTIVITIES

         Cash provided by operating activities for the nine months ended September 30, 2006 was $619,719 compared to $417,297 of cash used in operating activities during the same period in 2005. The increase in net cash provided by operations in the nine months ended September 30, 2006 was due primarily to the increase in income, and the collection of accounts receivable that were outstanding at December 31, 2005.

INVESTING ACTIVITIES

         Cash used in investing activities for the nine months ended September 30, 2006 decreased by $48,291 to $29,387. The decrease in cash utilized in 2006 verses the same period in 2005 was due to the payment of $60,000 for software license rights in 2005 offset by increased expenditures for computer hardware, software and office equipment in 2006.

                                  CIMNET, INC.

FINANCING ACTIVITIES

         During the first nine months of 2006, $671,261 was used in financing activities as opposed to $358,593 in cash provided by financing activities during the nine months ended September 30, 2005. This increase in cash used in financing activities is due to $110,000 in repayment of a shareholder demand loan during the nine months ended September 30, 2006 compared to only $20,000 in repayment during the same period in 2005, and $607,335 in payments made to the line of credit in the nine months ended September 30, 2006 compared to $373,932 of borrowings from the line of credit during the same period in 2005.

CAPITAL RESOURCES

         The Company repaid $443,665 of its obligation to Penn Sterling Bank on June 2, 2006, and an additional $9,365 on June 15, 2006 to settle its entire obligation. On June 2, 2006, the Company entered into a Loan Agreement with Wachovia Bank, N.A., pursuant to which the Company may borrow up to $1,000,000 at an interest rate equal to the bank's prime rate plus .75%. Interest only is due monthly and the outstanding principal amount plus accrued interest is due on April 30, 2007. The Company provided the Lender with a security interest in its assets as well as the personal guaranties of John D. Richardson, the Company's Chief Executive Officer, and his wife. The balance of outstanding borrowings on lines of credit was $53,665 and $715,000 at September 30, 2006 and 2005, respectively. As of September 30, 2006, the Company had $946,335 available on its line of credit.

         In December 2004, the Company borrowed $130,000 from John Richardson, CEO, and issued to him a demand note. The secured demand note was payable upon demand from the officer/director and yielded interest at the prime rate plus 1%. Monthly interest payments were made based on the prime rate for the period. Payments of $20,000 on April 4, 2005, $23,000 on April 11, 2006, $50,000 on May 12, 2006 and $37,000 on May 31, 2006 were made. As of
     September 30, 2006, the Company had repaid the loan in full.

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

         As required by SEC Rule 13a-15(b), we carried out an evaluation as of September 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in our internal controls over financial reporting during our most recent fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         We are not presently a party to any material legal proceedings nor are any material legal proceedings presently threatened against us.


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None


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

Dated:   November 14, 2006
         Robesonia, Pennsylvania

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