Form 10KSB
period 2006-12-31
CIMNET INC/PA
filed 2007-03-30
CIK 1035901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2006


                         Commission File Number: 0-22597


                                CIMNET (R), INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


  Delaware                                                 52-2075851
  ----------------------------------------------------------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)


  925 Berkshire Boulevard, Wyomissing, Pennsylvania        19610
  ----------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)


  Issuer's telephone number:                               (610) 790-1800
  ----------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, par value $.0001 per share

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15 (d) of Exchange Act. [ ]

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
 Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Revenues for the Issuer's most recent fiscal year are $5,326,014.

         The aggregate market value of the voting stock held by non-affiliates of the Issuer as of March 27, 2007 was $8,179,281 (based on a closing price of $2.20 per share).

         The number of outstanding shares of the Issuer's common stock as of March 27, 2007 was 7,414,044 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:
  Part III incorporates certain information by reference from the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders
                  to be held during the second quarter of 2007.

         Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                  CIMNET, INC.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

FORWARD-LOOKING STATEMENTS                                                    1

PART I
------

          Item  1       BUSINESS                                              2
          Item  2       PROPERTIES                                           15
          Item  3       LEGAL PROCEEDINGS                                    15
          Item  4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  16

PART II
-------

          Item  5       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS                                  16
          Item  6       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                        OPERATIONS                                           18
          Item  7       FINANCIAL STATEMENTS                                 24
          Item  8       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE                  24
          Item  8A      CONTROLS AND PROCEDURES                              24
          Item  8B      OTHER INFORMATION                                    24

PART III
--------

          Item  9       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                        CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)
                        OF THE EXCHANGE ACT                                  25
          Item 10       EXECUTIVE COMPENSATION                               25
          Item 11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS       25
          Item 12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       25
          Item 13       EXHIBITS, LISTS AND REPORTS ON FORM 8-K              26
          Item 14       PRINCIPAL ACCOUNTANT FEES AND SERVICES               26

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Annual Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Annual Report, the words "believe," "anticipate," "intend", "estimate," "expect," "project", "could", "would", "may", "plan", "predict", "pursue", "continue", "feel" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

         We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I - Risk Factors, and elsewhere in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic investments. In addition, any forward-looking statements represent our expectation only as of the date this Annual Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

         Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Annual Report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

         o        our relationship with our existing customers;

         o        our need for additional capital;

         o        our dependence upon the demand for manufacturing software;

         o our reliance on relatively large orders from a limited number of customers;

         o        operating costs are generally fixed relative to sales;

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

         Forward-looking statements in this Annual Report on Form 10-KSB speak only as of the date hereof, and forward looking statements in documents attached are incorporated by reference and speak only as of the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law. Unless otherwise noted, the terms "we", "our", "us", and "Company" refer to CIMNET, Inc.

                                     PART I

Item 1 - BUSINESS
         --------

         CIMNET, Inc. is a leading developer and marketer of process improvement software solutions for the global manufacturing industry. Since the Company's founding in 1984, CIMNET, Inc. has provided manufacturers with information and communication software solutions for their production environment. The Company's software solutions manage the collaboration between process information on the shop floor and financial/logistical information in the office and supply chain. In addition, CIMNET's software solutions control and enhance a company's production process inputs, improving manufacturing flexibility and lowering production costs.

         Factelligence (R) Industrial Portal(TM) (Factelligence IP) is the Company's lead software solution and is used for both discrete and process manufacturing. Factelligence IP has been designed for the aerospace, automotive, assembly, metals manufacturing, pharmaceutical, medical devices, biotech, food and beverage and consumer packaged goods industries.

         Our products utilize Microsoft and Oracle database technology to electronically manage production schedules, process control, documents, product quality, machine efficiency, material yields and labor time and attendance. They help drive manufacturing standards and enable production to eliminate variability in complex manufacturing operations. CIMNET's products operate on Windows(R) 95, 98, 2000, 2003, XP and NT.

         CIMNET, Inc. is proud to report that many of its clients are leading manufacturers, including GE Energy, Tyson Foods, Alcoa, Johnson & Johnson, Raytheon, Nestle Foods, Barber Foods, Caterpillar and Coca Cola. During the year ended December 31, 2006, two of our customers accounted for approximately 47.6% of our total billings.


         Recent Developments

         CIMNET, Inc. continued to be profitable in 2006, due to increased market awareness and demand for MES software, our staff's dedication to producing a world class product and the continued improvement to our releases of Factelligence IP. CIMNET, Inc. continued its implementations, using Factelligence IP in multiple metals manufacturing plants during the year under a global contract with a Fortune 100 metals company. CIMNET, Inc. also was selected by a Fortune 100 US-based food company as its manufacturing software provider for its global manufacturing facilities. A successful pilot with this customer in 2006 led to its company-wide rollout of Factelligence IP. As part of our global strategy for expansion, CIMNET, Inc. also continued to increase the number of worldwide partners for the sale and implementation of our software. As discussed in 2005, CIMNET, Inc. released a version of Factelligence IP for the Chinese market and was successful in its first deployment of Factelligence IP in China. We anticipate continued growth during 2007 as CIMNET, Inc. extends its footprint in the Manufacturing Execution Systems (MES) space.

         Factelligence (R) Industrial Portal(TM)

         Factelligence IP, first introduced in November 2004, was the industry's first comprehensive "Suite" of completely integrated Manufacturing Execution, Manufacturing Intelligence and HMI/SCADA software built on Microsoft's .NET technology. We believe Factelligence IP fills an unmet market need by bringing together, under a single brand, an interoperable, feature-rich set of tools capable of facilitating factory floor management, using the evolving industry-standard Microsoft technology. Factelligence IP uses a modular approach to package CIMNET's applications; Manufacturing Execution Systems (MES), Human Machine Interface/Supervisory Control and Data Acquisition (HMI/SCADA), and Enterprise Manufacturing Intelligence (EMI).

         Factelligence IP is highly configurable, enhancing customers' abilities to achieve rapid rollout and return on investment in the make-to-order, lean, outsourced, or collaborative manufacturing markets. It enables customers to build a real-time, web-centric information system that enhances supply chain visibility. Using direct links into manufacturing equipment, it provides current information on each step of the manufacturing process. This information allows customers to make decisions that help develop a more efficient factory and to meet aggressive deadlines.

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

         DNC Professional provides a wide variety of features and benefits to its users, including the ability to view and edit electronically all of the documents and data that are required to perform certain manufacturing functions. It also organizes these documents and data utilizing a database (Oracle, Microsoft SQL Server, or dBase) that allows shop floor personnel the ability to locate pertinent information quickly and easily. The components and communications that exist with DNC Professional have been included in the Factelligence IP product suite to allow for our customer base to migrate from one platform to the other.

         We believe that DNC Professional was the first networked DNC system that functioned in a mixed database/operating system environment. This open system approach provides companies with existing hardware and networks to upgrade to our fully functional MES solutions.


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

         CIMNET's Manufacturing Execution Systems and other software solutions that address these challenges are also more broadly known throughout the industry as Collaborative Production Management (CPM) solutions.

         While the Company refers to its' solutions using more traditional nomenclature, Manufacturing Execution System (MES) and Collaborative Production Management (CPM) are used interchangeably. The CPM concept encompasses a suite of applications that includes visibility of real-time production status, traceability and genealogy of manufactured product, performance analysis of production operations, paperless management of the production process, and operator instructions in the form of routings, ECNs (Engineering Change Notices), BOMs (Bills of Material), engineering documentation, and assembly drawings. Increasingly, CPM also plays a platform or infrastructure role, pulling together all plant operations systems and synchronizing them with business systems.

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

         The transition in the nature of manufactured goods from one of long, homogeneous production runs to shorter, more customized products has created the need for new and improved manufacturing processes. To achieve this objective, manufacturers must develop better links between the demand for its products on the front end and the factory floor resources used to produce those products (manufacturing plants, supply chains) on the other end. CPM products, and specifically the Company's suite of software solutions, are specifically designed for this purpose. The complex CPM software is programmed to optimize coordination between functions throughout the organization, and functions on the factory floor. The coordination provided by CPM software is instrumental if companies want to achieve their objective of mass customization of manufactured products.

         The Company's software solution and implementation experience encompass a wide variety of healthy manufacturing industries including food and beverage, rolled products, pharmaceutical, medical devices, automotive, aerospace and consumer packaged goods. These industries are all under competitive pressures to reduce manufacturing costs through better utilization of resources, reduction in inventories, elimination of scrap/waste, and improvements in labor productivity and the entire supply chain. In addition, certain industries, such as pharmaceutical and food and beverage, are facing heightened regulation, especially the Food and Drug Administration's regulation 21 CFR Part 11 concerning Electronic Recordkeeping and Electronic Signatures.

                             [GRAPHIC CHART OMITTED]

                                 CPM - Discrete
                                  CAGR - 14.5%

                                   (millions)


           2006        2007         2008         2009         2010         2011
         -----------------------------------------------------------------------
           860.5      985.27      1128.13      1291.71      1479.01      1693.47
         -----------------------------------------------------------------------

         Figure 1 Source: ARC Advisory Group

         According to the ARC Advisory Group, the Company's total addressable CPM discrete market is expected to increase to approximately $1.7 billion in 2011, a compound annual growth rate of 14.50% over the next several years (See Figure 1).

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

         Therefore, despite concerns about the demise of the United States' manufacturing sector, there is an abundant, growing and accessible market for the Company's factory floor automation software solutions both domestically and, as the Company's business grows, internationally.

                             [GRAPHIC CHART OMITTED]

                                  CPM - Process
                                   CAGR - 12%

                                   (millions)


              2006      2007         2008         2009         2010         2011
         -----------------------------------------------------------------------
              1600      1792      2007.04      2247.89      2517.64      2819.76
         -----------------------------------------------------------------------


Figure 2 Source: ARC Advisory Group

         According to the ARC Advisory Group, the Company's total addressable CPM Process market is expected to increase to approximately $2.8 billion in 2011, a compound annual growth rate of 12.0% over the next several years (See Figure 2).

         The fragmented nature of the market arose as result of the diverse information technology needs of various manufacturing industries, and there remains less standardization across products than what is typically found in many other applications. Historically, many solutions were originally developed by industry generalists, such as food and beverage, or pharmaceuticals software programmers that developed various customized products for their clients in response to specific requests. They then packaged their factory automation product and sold it to other companies in the same industry. Solutions providers also tended to develop products for specific applications, such as Human Machine Interface/Supervisory Control and Data Acquisition or CPM. Therefore, having come at the market from a variety of different directions, no one company, or group of companies, has been able to dominate the market.

         Figures 1 and 2 illustrate how the Company's core Manufacturing Execution System (or Collaborative Production Management) solutions address an existing $2.5 billion market that is expected to grow to $4.5 billion by 2011. The Company's integrated HMI/SCADA solution addresses a separate $500 million Human Machine Interface Market that, according to ARC Research is expected to grow better than 4% per year over the next several years. In early 2005, the Company released its Manufacturing Intelligence module, a new solution targeted at the $2.2 billion Enterprise Performance Management market. While these markets have traditionally been served by their own set of focused solutions providers, the Company's unified Factelligence IP Suite has the potential to capture a small percentage of these markets. With the manufacturing sector recovering and competitive pressures continuing to mount, overall spending on total factory floor automation software is expected to increase.

         We believe that the Manufacturing Execution Systems (MES) software solution market is essentially in its infancy. The manufacturing slump of 2001-2004 appears to have stabilized and there are signs that growth may be on the verge of accelerating. In addition, we also believe companies are lifting the IT spending moratorium that severely constrained technology spending during the last few years.

         Although, the competitive pressures on manufacturers have intensified, we anticipate that this additional competition will increase demand for software solutions that can improve a manufacturers' ability to efficiently coordinate customer orders into the manufacturing supply chain. The Company's Factelligence IP software solution provides manufacturers in a variety of industries with a configurable, out-of-the-box software solution that may improve their competitiveness.


         Sales and Marketing

         In 2007, the Company plans to increase its use of partners worldwide. The Company believes it can add an additional four sales and integration partners for its Factelligence IP software during 2007.

         Historically, the Company has marketed its software solutions primarily through its own direct sales force. The Company also markets through a limited number of licensed reseller agreements with CPM distributors and systems integrators. Recently, market coverage has been provided by the Company's five direct sales employees and approximately ten integration partners worldwide. The Company also has an employee dedicated to developing corporate partnerships and strategic alliances.

         The Company plans to expand its marketing reach utilizing a unique multi-channel distribution strategy consisting of: (1) an expanded and strengthened direct sales force, and (2) a distribution channel created through agreements with established factory floor automation software distributors and integrators. The Company believes that a multi-channel distribution strategy will provide far greater marketing reach and deeper penetration of a broader range of industry vertical market segments.


         Subscription Model

         CIMNET, Inc. offers two models for software acquisition: perpetual licensing or subscription licensing. In the subscription model, the customer purchases CIMNET's Factelligence IP on an annual license basis. Licensing provides the appropriate number of concurrent users for the Factelligence IP modules and applications required. All software is loaded, installed and maintained locally at the customer's facility. The only difference between the perpetual and subscription acquisition is that the subscription license expires after a fixed time period (i.e. one year) unless the subscription is renewed. The cost per year for Factelligence IP for the customer facility includes the license to use the software for that period of time and includes standard maintenance and support coverage.


         Maintenance and Support

         We believe that high quality customer service and support are integral components of the application solutions we offer. Therefore, we offer a range of fee-based training, installation, consulting, and maintenance services to facilitate the installation and use of our software.

         We offer annual maintenance contracts for all of our hardware and software products to our customers. The hardware maintenance contract provides our customers with next-day replacement of the hardware product that has failed, regardless of the reason. Purchasers of our software maintenance contracts are provided with free software updates, as available, and internet access to our web site to obtain information on latest software releases and new features from us.

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

         As of March 28, 2007, we had 31 full-time employees, one part-time employee, and four consultants engaged in research and development activities. During the years ended December 31, 2006 and 2005, we spent $2,244,268 and $1,385,791, respectively, on research and development. We expect to continue to commit significant resources to research and development in the future. To date, no research and development costs have been capitalized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


         Competition

         The market for our products is rapidly evolving and is expected to become increasingly competitive as current competitors expand their product offerings and new companies enter the market. The principal competitive factors in the personal computer based manufacturing automation software market include:

         o        Adherence to emerging operating system standards;
         o        Comprehensive applications;
         o        Adaptability, flexibility and scalability;
         o Real-time, interactive capability internally and with vendors and suppliers;
         o        Integration with a variety of communications media;
         o        Ease of use;
         o        Ease of implementation; and
         o        Customer service, support and price.

         Although we believe that we currently compete favorably with respect to these factors, there can be no assurance that we can maintain our competitive position against current and potential competitors, especially those with longer operating histories, greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources.

         CIMNET's current competitors include a number of companies offering one or more solutions for the manufacturing software automation market, some of which are directly competitive with CIMNET's products. For example, CIMNET's competitors in the DNC market include CIMCO, Greco Systems and Predator. In the MES market space, CIMNET's key competitors include Camstar, Rockwell Automation, Invensys, Siemens and GE Fanuc. We also may face competition from systems integrators and consulting firms that design and develop custom software and systems. Some of these firms may possess industry-specific expertise or reputations among potential customers for offering solutions to a manufacturing need.


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

         We attempt to avoid infringing known intellectual property and proprietary rights of third parties in our product development efforts. However, we have not conducted, and do not conduct, comprehensive patent searches to determine whether the technology used in products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

         We have registered the CIMNET and Factelligence trademarks with the U.S. Patent and Trademark Office. There can be no assurance that infringement or invalidity claims arising from the use of our trademarks or the incorporation of third party technology will not be asserted or prosecuted against CIMNET, Inc. In addition, claims for indemnification from CIMNET's customers resulting from these claims may be asserted or prosecuted against CIMNET, Inc. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources in addition to potential product redevelopment costs and delays, all of which could have a material adverse affect on our business, operating results and financial condition.


         Employees

         As of March 30, 2007, we had 39 full-time employees and one part-time employee, including 32 in research and development of new software and implementation; five in sales and marketing; one in developing corporate partnerships and strategic alliances; and, two in operations and order processing. In addition we had four consultants working on research and development of new software.


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


         Risks Related To Our Business
         -----------------------------

         We Have Incurred Substantial Losses And We May Not Be Profitable In The Future. During the fiscal years ended December 31, 2006, 2005 and 2004 we reported a net income of $1,347,967 and $98,675 and a net loss of ($1,203,578). Through December 31, 2006, our accumulated deficit equaled $2,916,089. Although we reported a net profit during the 2006 and 2005 fiscal years, we cannot be certain that we will remain profitable in the future. Failure to remain profitable may adversely affect our ability to conduct business and the market price of our common stock.

         We May Need Additional Capital, and We Cannot Be Sure That Additional Financing Will Be Available. Historically, we have funded our operating losses and capital expenditures through proceeds from private equity and debt financings. During 2004, we issued shares of our common stock and common stock purchase warrants in a private placement and borrowed funds from John D. Richardson, III, our Chief Executive Officer and founder, to fund our on-going operations. Although we currently anticipate that our available funds and cash flow from operations will be sufficient to meet our cash needs for the immediate future, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its operational plans. Our inability to obtain additional financing could have a material adverse effect on the Company's business, financial condition, prospects and results of operations.

         Our Annual Operating Results May Fluctuate Because We Depend On A Small Number Of Large Orders From A Limited Number Of Customers. We derive a significant portion of our software subscription license and service revenue from a small number of relatively large orders. Our operating results for a particular fiscal period could be materially adversely affected if we are unable to complete one or more substantial license sales planned for that period. During the year ended December 31, 2006, two customers accounted for approximately 47.6% of our total revenue and during the year ended December 31, 2005, another customer accounted for approximately 31% of our total revenue. We anticipate that we will continue to be dependent upon a limited number of key customers in the future. In addition, the purchase and implementation of our products typically involve a significant cost to our customers, including the purchase of related hardware and software, as well as training and integration costs. These implementations also include a substantial commitment of resources by our customers or their consultants over an extended period of time. As a result, our sales cycle is relatively long. Our services revenue, which is largely correlated with our license revenue, has fluctuated and may fluctuate in the future due to the significant growth in consulting and implementation services performed in recent years.

         The Demand For Manufacturing Software Seems To Have Strengthened During The Past Year, But Could Weaken Significantly In the Future, Depending On The Future Economic Climate. The market for our manufacturing software strengthened during 2005 and 2006, but could change rapidly in the coming years depending on the economic climate. The market for advanced manufacturing automation software declined dramatically during 2002, 2003 and 2004, and there is no guarantee the strengthening we have seen in the last two years will continue. Many manufacturing companies have experienced financial difficulties or uncertainty, and, as a result, have canceled or delayed spending on technology initiatives. These companies typically are not demonstrating the same urgency regarding technology initiatives. If companies cancel or delay their business and technology initiatives because of the current or future economic climate, or for other reasons, our business, financial condition and results of operations would be materially and adversely affected.


         We Have Significant Fixed Operating Costs, Which May Be Difficult To Adjust In Response To Unanticipated Fluctuations In Revenues. A high percentage of our operating expenses, particularly personnel, rent and depreciation, are generally fixed in advance. As a result, an unanticipated decrease in the number or average size of, or an unanticipated delay in the scheduling for, our software sales may cause significant variations in operating results in any particular year and could have a material adverse effect on operations for that year.

         An unanticipated termination or decrease in size or scope of product sales, a client's decision not to proceed with a purchase we anticipated or the completion during the year of several major sales could require us to maintain underutilized employees and could have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from year to year because of such factors as:

         o the contractual terms and timing of completion of software product sales;
         o        any delays incurred during software test periods;
         o loss of key, highly skilled personnel necessary to complete software sales and implementations; and
         o        general economic conditions.

         Intense Competition From Other Software and Automation Companies May Adversely Affect Our Financial Condition And Operating Results. The market for personal computer-based manufacturing automation software applications is intensely competitive. If we are unable to compete effectively, our business, financial condition and operating results would be materially adversely affected. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, marketing, management, service, support and other resources than we do. Therefore, they may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements. In addition, we expect that new competitors will enter the market with competing products as the size and visibility of the market opportunity increases. We also expect that competition will increase as a result of software industry consolidations and formations of alliances among industry participants. Increased competition could result in pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance.

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

         Loss Of Key Personnel Could Adversely Affect Our Business. Our future success depends to a significant degree on the skills, experience and efforts of John D. Richardson, III, our founder, Chairman of the Board and Chief Executive Officer; Anthony Crouch, our Chief Technology Officer; and, Jason Dietrich, our Vice President of Sales and Chief Operating Officer. The loss of the services of Mr. Richardson, Mr. Crouch or Mr. Dietrich could have a material adverse effect on our business, operating results and financial condition. We also depend on the ability of our executive officers and other members of senior management to work effectively as a team. The loss of one or more of our executive officers and other members of senior management could have a material adverse effect on our business, operating results and financial condition.

         We May Be Unable To Hire And Retain The Skilled Personnel We Need To Succeed. Qualified personnel are in great demand throughout the software industry. The demand for qualified personnel is particularly acute in our area because of a limited supply of skilled workers within commuting distance of our headquarters in Wyomissing, Pennsylvania. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly marketing personnel, software engineers and other senior personnel. Our failure to attract and retain the highly-trained technical personnel that are integral to our product development, sales and marketing and support teams may limit the rate at which we can develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

         We May Be Unable To Protect Our Proprietary Technology Rights. Our success depends to a significant degree upon the protection of our software and other proprietary technology rights. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our proprietary technology. The reverse engineering, unauthorized copying or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive and could involve a high degree of risk.

         Claims By Other Companies That Our Products Infringe Their Copyrights Or Patents Could Adversely Affect Our Financial Condition. If any of our products violate third party proprietary rights, we may be required to engineer our products or seek to obtain licenses from third parties to continue offering our products without substantial reengineering. Any efforts to reengineer our products or obtain licenses from third parties may not be successful and, in any case, would substantially increase our costs and have a material adverse effect on our business, operating results and financial condition. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. See "Business - Intellectual Property and Proprietary Rights."

         Our Use of the "CIMNET (R)" and "Factelligence (R)" Trademarks May Infringe the Trademark Rights of Other Companies. Our use of "CIMNET (R)" and "Factelligence (R)," as well as the use of other names, may result in costly litigation, divert management's attention and resources, cause product shipment delays or require CIMNET, Inc. to pay damages and/or to enter into royalty or license agreements to continue to use a product name. CIMNET, Inc. may be required to stop using the name "CIMNET (R)", "Factelligence (R)" or other names currently used for its products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

         Our Business Could Be Adversely Affected If Our Products Fail To Perform Properly. Software products as complex as ours may contain undetected errors or bugs, which result in product failures or otherwise fail to perform in accordance with customer expectations. Our products may be particularly susceptible to bugs or performance degradation because of the emerging nature of manufacturing automation software technologies. Product performance problems could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources or injury to our reputation, any of which could have a material adverse effect on our business, operating results and financial condition. We warrant some of our products for one year, providing customers a right to refund a portion of the license fee if we are unable to correct an error in the product. To date, no customer has requested a refund under the warranty provisions. However, if we are required to refund significant portions of license fees, our business, operating results and financial condition could be materially adversely affected.

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


         Risks Related To Our Common Stock
         ---------------------------------

         Disappointing Revenue Or Operating Results Could Cause The Price Of Our Common Stock To Fall. Our revenue and operating results are difficult to predict and may fluctuate significantly. If our revenue or operating results fall below the expectations of investors or securities analysts, the price of our common stock could fall substantially.

         Our revenue may fluctuate as a result of a variety of factors, including the following:

         o the market for manufacturing automation software operating on personal computers is in its preliminary stage of development and it is therefore difficult to accurately predict customer demand; and
         o the sales cycle for our products and services varies substantially from customer to customer, and we expect the sales cycle to be long.

         As a result, we have difficulty determining whether and when we will receive license revenue from a particular customer. In addition, because our revenue from implementation, maintenance and training services is largely correlated with our license revenue, a decline in license revenue could also cause a decline in our services revenue.

         Most of our expenses, such as employee compensation and rent, are relatively fixed in the short term. Moreover, our expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if revenue is below our expectations, we could not proportionately reduce operating expenses, and therefore this revenue shortfall would have a disproportionate effect on our expected operating results.

         Our Common Stock Is Particularly Subject To Volatility Because Of The Industry That We Are In. The stock market in general has recently experienced extreme price and volume fluctuations. In addition, the market prices of securities of technology companies, particularly software companies, have been extremely volatile and have experienced fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could adversely affect the market price of our common stock.

         The Significant Control Over Stockholder Voting Matters Which May Be Exercised By Our Executive Officers And Directors Will Deprive You Of The Ability To Influence Corporate Actions. John D. Richardson, III, our founder, Chief Executive Officer and Chairman of the Board, controls approximately 41.3% of the outstanding shares of common stock. As a result, he will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of CIMNET, Inc., could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of CIMNET, Inc. and might affect the market price of our common stock.

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


Item 2 - PROPERTIES
         ----------

         Until January 25, 2007, our principal facility was a 7,500 square foot building in Robesonia, Pennsylvania. The building is owned by John D. Richardson, III, our Founder, Chief Executive Officer and Chairman of the Board, and was leased to the Company on a month-to-month basis. During January 2007, the Company entered into a new lease for a building located in Wyomissing, Pennsylvania. The new building is owned by a joint venture of three Pennsylvania limited liability companies formed in 2006. Although the Company believes that the execution of the Lease and the relocation of its executive offices to the Premises is in the best interests of the Company, it should be noted that the joint venture comprises (i) JNL Real Estate, LLC owned by John Richardson, III, the Company's founder, President and Chief Executive Officer, and his wife; (ii) Eastwood Associates, LLC owned by Jason Dietrich, the Company Vice President-Sales and Chief Operating Officer, as well as certain other employees of the Company; and, (iii) HBL Holdings, LLC owned by William Nyman, a member of the Company's Board of Directors and Vice President of Integration Services. The Company believes that the terms and conditions of the Lease are fair and reasonable and at least as favorable to the Company as comparable premises owned by third party landlords.

         Pursuant to the lease, the Company will rent approximately 21,000 square feet of office space at a monthly rent of $39,173.33, which rent shall increase by 2% annually commencing on February 1 of each subsequent year during the seven (7) year term of the Lease. In the event that the Company has performed its obligations under the lease, the Company may notify the lessor that it elects to renew the lease on terms and conditions to be agreed upon by the parties. We believe our new facility will be adequate to meet our future business requirements.


Item 3 - LEGAL PROCEEDINGS
         -----------------

         We are not presently a party to any material legal proceedings nor are any material legal proceedings presently threatened against us.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended December 31, 2006.


                                     PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

         Our shares of common stock were quoted since May 28, 1998 on the OTC Bulletin Board under the symbol "WTNR" and since July 2, 1999 under the symbol "CIMK". However, the trading market for our Common Stock is extremely limited. CIMNET, Inc. has not historically paid dividends on shares of its common stock and does not anticipate paying dividends on its shares of common stock during the next year.

         The following table sets forth the range of high and low bid quotations for our Common Stock, for the two year period ended December 31, 2006, as reported by the OTC Bulletin Board. The quotes represent inter-dealer prices without adjustment for mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. In the future, the trading volume of our common stock may be extremely limited (or non-existent). As a result, the liquidity of an investment in our common stock may be adversely affected.

                                                  Common Stock

                                   High           Low                                High           Low
                                   -----         -----                               -----         -----
                2006                                                2005
                ----                                                ----
       Quarter ended                                        Quarter ended
       March 31, 2006              $1.45         $0.60      March 31, 2005           $0.80         $0.40
       Quarter ended                                        Quarter ended
       June 30, 2006               $1.45         $1.25      June 30, 2005            $0.82         $0.55
       Quarter ended                                        Quarter ended
       September 30, 2006          $1.60         $1.20      September 30, 2005       $0.95         $0.61
       Quarter ended                                        Quarter ended
       December 31, 2006           $2.80         $1.51      December 31, 2005        $0.90         $0.52


         On March 26, 2007, the final quoted prices as reported by the OTC Bulletin Board was $2.20 for each share of Common Stock. As of March 27, 2007, there were 7,414,044 shares of Common Stock outstanding, held of record by approximately 68 record holders.

         Equity Compensation Plan Information

         The following table summarizes our equity compensation plans as of December 31, 2006:

                      Equity Compensation Plan Information
                      ------------------------------------

                                                                                                (c)
                                                                                        Number of securities
                                                    (a)                    (b)         remaining available for
                                            Number of securities    Weighted-average    future issuance under
                                             to be issued upon      exercise price of    equity compensation
                                                exercise of            outstanding         plans (excluding
       Plan category                        outstanding options,    options, warrants   securities reflected in
                                            warrants and rights        and rights            column (a))
                                           ---------------------------------------------------------------------
Equity compensation plans
or arrangements approved by
security holders                                    1,457,500             $0.87               882,500

Equity compensation plans
or arrangements not
approved by security holders                               --                --                    --
                                           ---------------------------------------------------------------------

Total                                               1,457,500             $0.87               882,500
                                           =====================================================================


         Recent Sales of Unregistered Securities

         On October 23, 2006, the Company issued 30,508 shares of its common stock to the Lipman Capital Group, Inc. in connection with the cashless exercise of common stock. The shares were issued pursuant to Section 4(2) of the Security Act of 1933, as amended.

Item 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
         ----------------------------------------------------------

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

         Net sales for the year ended December 31, 2006, were $5,326,014, an increase of 52.1%, or $1,824,096, over net sales of $3,501,918 for the year ended December 31, 2005. This increase is due to the overall market upturn in MES (Manufacturing Execution System) sales along with the Company's subscription sales model for Factelligence IP receiving increased market acceptance, resulting in new orders and increased revenues, including related implementation and service revenues. During the year ended December 31, 2006, the Company received significant software maintenance renewals as well as orders from three large food manufacturers and a manufacturer of custom fire-fighting equipment. In addition to orders in the United States, the Company also received orders and/or commitments from customers located in China, Canada, Hungary and the Netherlands. Some of these projects have commenced and others are expected to start in early 2007. We added engineering staff throughout 2006 and anticipate adding several more application engineers to meet existing and anticipated demands from our customers.

         Cost of goods sold for the year ended December 31, 2006, was $375,265, or 7.0% of net sales, compared to $340,775, or 9.7% of net sales for the year ended December 31, 2005, representing a 2.7% decrease in the percentage of cost of goods sold as related to total net sales over the same period in 2005. The decrease is due to a 52.1% increase in sales for the year ended December 31, 2006, compared to the same period in 2005. The increase in sales during the year came primarily from MES software and services, which have a lower cost of goods sold percentage than our DNC products.

         Gross profit for the year ended December 31, 2006, was $4,950,749 compared to $3,161,143 for the year ended December 31, 2005, an increase of $1,789,606, or 56.6%, which is consistent with the increase in net sales and decrease in cost of goods sold as a percentage of sales.

         Selling, general and administrative expenses for the year ended December 31, 2006, were $2,084,589 (inclusive of the write-off of leasehold improvements and property and equipment abandonments) or 39.1% of net sales compared to $1,645,467, or 47.0% of net sales, for the year ended December 31, 2005. The decrease in the percentage of SG&A as related to total net sales over the same period in 2005 is primarily attributable to the 52.1% increase in sales and an only 26.7% increase in selling, general and administrative expenses for the year ended December 31, 2006, over the same period in 2005. The increase in selling, general and administrative expenses for the year ended December 31, 2006, is attributable to the following: substantial increase in sales commissions due to a 52.1% increase in sales during the year; increase in employee compensation to adjust for salary reductions implemented in previous years; general increase in health insurance costs; an increase in office expenses; and, loss from the disposals of leasehold improvements, property and equipment totaling $145,454 due to the relocation of the Company's corporate office.

         Research and development and engineering services costs for the year ended December 31, 2006, were $2,244,268, or 42.1% of net sales compared to $1,385,791, or 39.6% of net sales for 2005, an increase of $858,477. This represents a 2.5% increase in the percentage of R&D as related to total net sales over the same period in 2005. This increase is due to the employment of additional developers and software engineers to support the demands of increased current and expected future orders; an increase in employee compensation to adjust for salary reductions implemented in previous years; and, salary increases for those employees who had previously forgone raises.

         Income from operations for the year ended December 31, 2006, was $489,342, including SFAS 123(R) recognition of $132,550 expense for stock options granted during the period, compared to income of $128,803 for the year ended December 31, 2005, an improvement of 279.9%, or $360,539, in operations over the previous year. This improvement in operations is predominantly due to the previously discussed 52.1% increase in sales with an only 47.1% increase in operating expenses combined with a 2.7% decrease in cost of goods sold as a percentage of net sales for the year ended December 31, 2006, compared to the same period in 2005.

         Net interest expense for the year ended December 31, 2006 was $33,921, or 0.6% of net sales, compared to net interest expense of $58,068, or 1.7% of net sales, for the year ended December 31, 2005. This $24,147, or 41.6%, decrease is the result of the Company's repayment of its note payable to John Richardson, III, CEO. Additionally, the Company maintained an average daily balance of $314,621 on its line of credit for the year ended December 31, 2006, as compared to an average daily balance of $578,564 for the year ended December 31, 2005. The corresponding average daily interest rate for the years ended December 31, 2006 and December 31, 2005 were 9.13% and 7.87%, respectively. This increase in interest rates partially offsets the benefit of the Company's lower average balance outstanding in 2006. The Company decreased borrowings on its outstanding credit line by $359,000 during 2006 to an outstanding balance of $302,000 on December 31, 2006. At March 28, 2007, the outstanding balance was $431,000 less a float of $15,225 for unapplied funds for a net balance of $415,775.

         In 2005, miscellaneous income was earned from assisting an individual to find a buyer for the shares of the Company stock that they owned. There was no such transaction during 2006.

         Based on the Company's profitability in 2005 and 2006 and the Company's expectation of taxable income in future periods, the Company reversed its entire $892,241 valuation allowance for deferred taxes in 2006, as it expects to use this amount to offset future taxable income. No benefit for income taxes was recorded for the year ended December 31, 2005.

         Net income for the year ended December 31, 2006, was $1,347,967 or $0.18 per basic and $0.15 per diluted share, as compared to net income of $98,675 or $0.01 per basic and diluted share for the same period in 2005. The net income of $1,347,967 comprises primarily $489,342 in operating income for the year ended December 31, 2006, which is net of stock options expensed for the period of $132,550, $145,454 of leasehold improvement abandonments and disposals of furniture and equipment incurred when the Company signed a lease for its new corporate headquarters, and the reversal of $892,241 in deferred tax valuation allowance. This increase of $1,249,292 in net income for the year ended December 31, 2006, over the same period in 2005, is primarily due to the previously discussed increase in sales, combined with decreases in cost of goods sold as percentage of net sales, and the reversal of the remaining deferred tax valuation allowance.

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

         Net sales for the year ended December 31, 2005 were $3,501,918, an increase of 46.5%, or $1,110,961, over net sales of $2,390,957 for the year ended December 31, 2004. This increase is due to the overall market upturn in MES (Manufacturing Execution System) sales, along with the Company's subscription sales model for Factelligence IP receiving increased market acceptance, resulting in new orders and increased revenues.

         Costs of goods sold for 2005 were 10% of net sales at $340,775 compared to 12% of net sales in 2004 at $283,567, representing a 2% decrease in costs of goods sold as a percentage of net sales in 2005 over the same period in 2004.

         Gross profit for 2005 was $3,161,143 compared to $2,107,390 for 2004, an increase of $1,053,753 or 50.0%, which is consistent with the increase in net sales and cost of goods sold.

         Selling, general and administrative expenses for 2005 were $1,645,467, or 47 % of net sales, compared to $1,923,231, or 80.4% of net sales, for 2004, a decrease of $277,764, or 14.4%. The decrease is primarily attributable to the changes in the following categories that were directly attributable to the Company's cost cutting measures: travel and entertainment decreased by $63,326 and other general and administrative expenses decreased by $151,992. However, these decreases in the above-mentioned areas were offset by increases in some other areas, specifically, independent contractor fees increased by $52,362 in order to meet the needs of some overseas sales contracts. Stock compensation expense decreased by $53,641 since there were no remaining expenses for stock options related to consulting and legal services.

         In 2005, research and development and engineering services costs were $1,385,791 compared to $1,083,849 in 2004, an increase of $301,942, or 27.9%, from the previous year. This increase is due to the employment of additional programmers in 2005 to support the programming demands of increased orders from various customers. However, the drop in research and development costs as a percentage of net sales from 45.3% in 2004 to 39.6% in 2005 is attributable to the increase in net sales of 46.5% in 2005 over 2004.

         Income from operations for 2005 was $128,803 compared to a loss of ($954,413) in 2004, an increase of $1,083,216 over the previous year. This improvement is predominantly due to the previously discussed increase in sales, combined with a lower percentage in cost of goods sold and a decrease in operating expenses.

         Net interest expense for 2005 was $58,068, or 1.7% of net sales, compared to net interest expense of $22,888, or 1.0% of net sales, for 2004. This $35,180 increase is attributable to the interest paid both on the outstanding line of credit and on the demand note payable to an officer/director. The Company increased borrowings on its outstanding credit line by $319,932 during 2005.

         In 2004, there was a realized loss on the sale of available for sale securities of approximately $115,000. In 2005, there was no such transaction.

         In 2005, miscellaneous income, in the form of a commission earned from assisting an individual to find a buyer for the shares of the Company stock that they owned, was $27,940, or 0.8% of net sales. In 2004, the Company recognized rental income of $17,521 related to an aircraft. The Company disposed of this aircraft and interest in a related limited partnership during 2004, resulting in a loss of $128,663. There were no such transactions during 2005. In 2004, the Company sold all of its remaining available for sale securities.

         No provision for income taxes was recorded in 2005 or 2004. In 2004, tax benefits arising from the Company's net loss were offset by a valuation allowance recorded due to the uncertainty as to the Company's ability to realize net operating loss carry-forwards that are available to offset taxable income in future periods. Such benefits had been fully reserved at December 31, 2005 and 2004. In 2005, the Company had utilized a portion of its available net operating loss carry-forwards to offset current year taxable income, but had continued to carry a valuation allowance for a majority of its deferred tax assets. Based upon the cumulative losses from prior years, and the late turn around in 2005, the Company analyzed future taxable income and as of the end of 2005, deemed it prudent to maintain the valuation allowance.

         Net income for the year ended December 31, 2005, was $98,675 or $0.01 per basic and diluted share, as compared to a net loss of ($1,203,578) or ($0.19) per basic and diluted share for the same period in 2004. The net income of $98,675 comprises primarily $128,803 in operating income for the year ended December 31, 2005, which is net of stock compensation expensed for the period of $1,082. This increase of $1,302,253 in net income for the year ended December 31, 2005, over the same period in 2004, is primarily due to the previously discussed increase in sales, combined with a lower percentage in cost of goods sold and a decrease in operating expenses.


Liquidity and Capital Resources

         For the period ended December 31, 2006, the Company used cash generated from improved profitability and operating cash flow activities to pay down its bank line of credit, its loan from a shareholder and a bank loan, while supporting increased general operating expenses. At December 31, 2006, the Company had current assets of $1,495,410 as compared to $1,075,950 at December 31, 2005, an increase of $419,460, or 39%. This increase in current assets is primarily the result of an increase of $263,775 in receivables, associated with increased sales activity.

         Current liabilities were $1,853,502 at December 31, 2006 versus $2,226,863 at December 31, 2005, a decrease of $373,361, or 20.1%. This decrease is primarily due to the decrease of the utilization of the line of credit, repayment of its loan from a shareholder, and an increase in deferred income due to an increase in maintenance and subscription renewals.


Operating Activities

         Cash provided by operating activities for the year ended December 31, 2006, was $568,737 compared to $331,088 of cash used in operating activities during the same period in 2005. The increase in net cash provided by operations in the year ended December 31, 2006, was due to an increase in income primarily offset by cash required to fund the growth in accounts receivable and an increase in deferred income taxes.

Investing Activities

         Cash used in investing activities for the year ended December 31, 2006, was $40,605 compared to $79,895 for the year ended December 31, 2005. The decrease in cash utilized in 2006 versus the same period in 2005 was due to the payment of $60,000 for software license rights in 2005, compared to only $9,000 expended in 2006, offset by increased expenditures for computer hardware, software and office equipment in 2006.


Financing Activities

         During 2006, $495,451 was used in financing activities as opposed to $299,315 in cash provided by financing activities during 2005. This increase in cash used in financing activities is due to $110,000 in repayment of a shareholder demand loan during fiscal year ended December 31, 2006, compared to only $20,000 in repayment during the same period in 2005, and $359,000 in payments made to the line of credit in the year ended December 31, 2006, compared to $319,932 of borrowings from the line of credit during the same period in 2005.


Capital Resources

         The Company repaid $443,665 of its obligations to Penn Sterling Bank on June 2, 2006, and an additional $9,365 on June 15, 2006, to settle its entire obligation. On June 2, 2006, the Company entered into a Loan Agreement with Wachovia Bank, N.A., modified on February 12, 2007, pursuant to which the Company may borrow up to $1,000,000 at an interest rate equal to the bank's prime rate. Interest only is due monthly and the outstanding principal amount plus accrued interest is due on April 30, 2008. The Company provided the Lender with a security interest in its assets as well as the personal guaranties of John D. Richardson, III, the Company's Chief Executive Officer, and his wife. The balance of outstanding borrowings on lines of credit was $302,000 and $661,000 at December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company had $698,000 available on its line of credit.

         In December 2004, the Company borrowed $130,000 from John Richardson, III, CEO, and issued to him a demand note. The secured note was payable upon demand from the officer/director and yielded interest at the prime rate plus 1%. Monthly interest payments were made based on the prime rate for the period. Payments of $20,000 on April 4, 2005, $23,000 on April 11, 2006, $50,000 on May
12, 2006, and $37,000 on May 31, 2006, were made. As of December 31, 2006, the
Company had repaid the loan in full.

         The Company believes that its cash from operations, existing balances and available credit lines will be sufficient to satisfy the needs of its operations and its capital commitments.


Application of Critical Accounting Policies

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

         Revenue Recognition - The Company generates revenue principally from the following sources:

         Sale of Software Subscriptions: CIMNET, Inc. offers two models for software acquisition - perpetual licensing or subscription licensing. In the subscription model, the customer purchases CIMNET's Factelligence IP on an annual license basis. Licensing provides the appropriate number of concurrent users for the Factelligence IP modules and applications required. All software is loaded, installed and maintained locally at the customer's facility. The only difference between the perpetual and subscription acquisition is that the licensing will expire after one year unless the subscription is "renewed." The cost per year of Factelligence IP for the customer facility includes the license to use the software for that period of time and standard maintenance and support coverage. Revenue on software subscriptions is recognized ratably over the term of the subscription agreement.

         Sale of Software and Hardware: Revenues are recorded when software or hardware products are shipped and are recorded net of allowance for estimated returns, price concessions and other discounts. A change in these estimates could impact the results of operations in future periods.

         Sale of Services: Revenues for services (installation, engineering and training) are recognized as services are completed.

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

         Goodwill - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed annually or more frequently if impairment indicators arise. Based upon such review, management determined that no write-down of goodwill was required as of December 31, 2006 and 2005.

         Software Development Costs - Under the criteria set forth in SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed," capitalization of software development costs begins upon the establishment of technological feasibility of the product. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors, including but not limited to, anticipated future gross product revenue, estimated economic product lives, and changes in software and hardware technology. Amounts that would have been capitalized under this statement after consideration of the above factors were immaterial and, therefore, no software development costs have been capitalized by the Company during 2006.

         Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense as research and development until the technological feasibility of the product has been established. Costs incurred after technological feasibility has been established for software development, maintenance and product enhancements and acquisition costs, which have been determined to be immaterial, are included in cost of goods sold.

         Stock Options and Warrants - The Company adopted SFAS No. 123(R) - "Share-Based Payments" - on January 1, 2006. The Company accounts for equity instruments granted to employees and others by measuring compensation cost at the grant date of such awards based upon their fair value. The fair value of these awards is then expensed in the Company's operations over the vesting period of the award. Prior to January 1, 2006, the Company applied the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation costs.


Item 7 - FINANCIAL STATEMENTS
         --------------------

         See Financial Statements following Item 14 of this Annual Report on Form 10-KSB.


Item 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
           ACCOUNTING AND FINANCIAL DISCLOSURE
           -----------------------------------

         None.


Item 8A - CONTROLS AND PROCEDURES
          -----------------------

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

         As required by SEC Rule 13a-15(b), we carried out an evaluation as of December 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in our internal controls over financial reporting during our fiscal year ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


Item 8B - OTHER INFORMATION
          -----------------

         None.

                                    PART III
                                   --------


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE
         -------------------------------------------------------------------
           REGISTRANT
           ----------

         Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 10 - EXECUTIVE COMPENSATION
          ----------------------

         Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS
           ------------------------------------------

         Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13 - EXHIBITS
          --------

     (a) Exhibits.

         Exhibits

            3.01*   Certificate of Incorporation of CIMNET, Inc.

            3.02*   By-laws, as amended, of CIMNET, Inc.

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

           10.06* Voting Agreement dated as of August 31, 2001 by and among the Purchaser, the Company and John D. Richardson, III.

           10.07*   2002 Stock Option Plan, as amended.

           10.08* Form of Notice of Grant of Stock Options and Stock Option Agreement

           31.0 Certification of Chief Executive Officer and Principal Accounting Officer Pursuant to Section 302 of Sarbanes-Oxley of 2002.

           32.0 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           *        Previously filed with the Securities and Exchange
                    Commission.

     (b) Reports on Form 8-K

         None.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

         Incorporated herein by reference to the Company's proxy statement to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

                                  CIMNET, INC.

                                FINANCIAL REPORT



                                December 31, 2006

TABLE OF CONTENTS
December 31, 2006


                                                                            PAGE

FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm                      29
Balance Sheets                                                               30
Statements of Operations                                                     32
Statements of Changes in Stockholders' Equity                                33
Statements of Cash Flows                                                     34
Notes to Financial Statements                                                35

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders
CIMNET, Inc.


         We have audited the accompanying balance sheets of CIMNET, Inc. as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CIMNET, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 13 to the Financial Statements, the Company changed its method of accounting for share-based payments in 2006.


                                           /s/ Beard Miller Company LLP


Beard Miller Company LLP
Lancaster, Pennsylvania
March 28, 2007


                                  CIMNET, INC.

                                 BALANCE SHEETS



                                                                 December 31,      December 31,
                                                                     2006             2005
                                                                --------------    --------------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                   $       76,666    $       43,985

    Accounts receivable, net of allowance of $28,889 at
        December 31, 2006 and $22,295 at December 31, 2005           1,126,673           869,492

    Inventories                                                         99,030            97,209

    Prepaid expenses                                                   160,586            65,264

    Current deferred income tax assets                                  32,455                --
                                                                --------------    --------------

      Total Current Assets                                           1,495,410         1,075,950

PROPERTY AND EQUIPMENT, NET                                             78,982           258,759

GOODWILL                                                             2,364,145         2,364,145

NON-CURRENT DEFERRED INCOME TAX ASSETS                               1,000,205           140,419

OTHER ASSETS                                                            82,033            95,333
                                                                --------------    --------------

      TOTAL ASSETS                                              $    5,020,775    $    3,934,606
                                                                ==============    ==============

   The accompanying notes are an integral part of these financial statements.


                                  CIMNET, INC.

                                 BALANCE SHEETS

                                   (CONTINUED)

                                                                 December 31,      December 31,
                                                                     2006              2005
                                                                --------------    --------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Line of credit                                              $      302,000    $      661,000
    Demand note payable, stockholder                                        --           110,000
    Current portion of capital lease obligations                        16,842            15,714
    Current portion of long-term debt                                       --             6,592
    Accounts payable                                                    81,160            97,864
    Accrued expenses                                                    96,108            84,317
    Dividends payable on preferred stock                               312,667           312,667
    Deferred income                                                  1,044,725           938,709
                                                                --------------    --------------

        Total Current Liabilities                                    1,853,502         2,226,863

LONG-TERM DEBT, NET OF CURRENT PORTION                                      --             5,350

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                        3,148            20,285
                                                                --------------    --------------

       TOTAL LIABILITIES                                             1,856,650         2,252,498
                                                                --------------    --------------

STOCKHOLDERS' EQUITY

    Preferred stock, $.0001 8% cumulative convertible;
        5,000,000 shares authorized; 746,965 shares issued
        and outstanding at December 31, 2006 and 2005                       75                75

    Common stock, 15,000,000 shares authorized at $.0001
        par value; 7,414,044 shares issued and outstanding
        at December 31, 2006, and 7,293,859 shares issued
        and outstanding at  December 31, 2005                              741               729
    Paid-in capital                                                  6,079,398         5,945,813
    Accumulated deficit                                             (2,916,089)       (4,264,056)
    Deferred stock compensation                                             --              (453)
                                                                --------------    --------------

    Total Stockholders' Equity                                       3,164,125         1,682,108
                                                                --------------    --------------
    Total Liabilities and Stockholders' Equity                  $    5,020,775    $    3,934,606
                                                                ==============    ==============

   The accompanying notes are an integral part of these financial statements.


                                  CIMNET, INC.
                            STATEMENTS OF OPERATIONS

                                                                             Years Ended
                                                                             December 31,
                                                                     ----------------------------
                                                                         2006             2005
                                                                     ------------    ------------
NET SALES                                                            $  5,326,014    $  3,501,918

COST OF GOODS SOLD                                                        375,265         340,775
                                                                     ------------    ------------

       Gross Profit                                                     4,950,749       3,161,143
                                                                     ------------    ------------
OPERATING EXPENSES
    Selling, general and administrative                                 2,084,589       1,645,467
    Stock compensation - employees, consulting and legal services         132,550           1,082
    Research and development and engineering services                   2,244,268       1,385,791
                                                                     ------------    ------------
       Total Operating Expenses                                         4,461,407       3,032,340
                                                                     ------------    ------------

       Operating Income                                                   489,342         128,803

NON-OPERATING INCOME (EXPENSES)
    Interest expense, net of interest income                              (33,921)        (58,068)
    Miscellaneous income                                                      305          27,940
                                                                     ------------    ------------
       Total Non-Operating Expenses                                       (33,616)        (30,128)
                                                                     ------------    ------------

       Income before Income Tax Benefit                                   455,726          98,675

INCOME TAX BENEFIT                                                        892,241              --
                                                                     ------------    ------------

       Net Income                                                    $  1,347,967    $     98,675
                                                                     ============    ============
NET INCOME PER COMMON SHARE
    BASIC                                                            $       0.18    $       0.01
    DILUTED                                                          $       0.15    $       0.01

   The accompanying notes are an integral part of these financial statements.


                                  CIMNET, INC.
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     Years Ended December 31, 2006 and 2005


                                      Preferred Stock              Common Stock
                                                                                         Paid-In      Accumulated
                                 Shares        Amount         Shares        Amount       Capital        Deficit
                               -----------   -----------   -----------   -----------   -----------    -----------
Balance - December 31, 2004        746,965   $        75     7,293,859   $       729   $ 5,945,813    $(4,316,064)
                               -----------   -----------   -----------   -----------   -----------    -----------

Net income                              --            --            --            --            --         98,675
Stock compensation expense              --            --            --            --            --             --
Dividends on preferred stock            --            --            --            --            --        (46,667)
                               -----------   -----------   -----------   -----------   -----------    -----------

Balance - December 31, 2005        746,965            75     7,293,859           729     5,945,813     (4,264,056)
                               -----------   -----------   -----------   -----------   -----------    -----------

Net income                              --            --            --            --            --      1,347,967
Implementation of SFAS No 123(R)        --            --            --            --          (453)
Stock compensation expense              --            --            --            --       132,550             --
Exercise of stock warrants
  and options                           --            --       120,185            12         1,488             --
                               -----------   -----------   -----------   -----------   -----------    -----------

Balance - December 31, 2006        746,965   $        75     7,414,044   $       741   $ 6,079,398    $(2,916,089)
                               ===========   ===========   ===========   ===========   ===========    ===========

                                                                                       Deferred          Total
                                                                                         Stock       Stockholders'
                                                                                      Compensation       Equity
                                                                                      ------------    -----------
Balance - December 31, 2004                                                            $    (1,535)   $ 1,629,018
                                                                                       -----------    -----------

Net income                                                                                      --         98,675
Stock compensation expense                                                                   1,082          1,082
Dividends on preferred stock                                                                    --        (46,667)
                                                                                       -----------    -----------

Balance - December 31, 2005                                                                   (453)     1,682,108
                                                                                       -----------    -----------

Net income                                                                                      --      1,347,967
Implementation of SFAS No. 123(R)                                                              453             --
Stock compensation expense                                                                      --        132,550
Exercise of stock warrants
  and options                                                                                   --          1,500
                                                                                       -----------    -----------

Balance - December 31, 2006                                                                     --    $ 3,164,125
                                                                                       ===========    ===========

   The accompanying notes are an integral part of these financial statements.


                                  CIMNET, INC.
                            STATEMENTS OF CASH FLOWS
                                                                                           Years Ended
                                                                                           December 31,
                                                                                    ----------------------------
                                                                                        2006            2005
                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net income                                                                      $  1,347,967    $     98,675
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                   88,228         103,108
          Loss on abandonment of leasehold improvements and scrapped equipment           145,454              --
          Provision for doubtful accounts                                                  6,594           5,825
          Deferred income taxes                                                         (892,241)             --
          Compensation cost for stock plans                                              132,550           1,082
          (Increase) decrease in assets:
             Accounts receivable                                                        (263,775)       (562,393)
             Inventories                                                                  (1,821)          1,221
             Prepaid expenses                                                            (95,322)            973
          Increase (decrease) in liabilities:
             Accounts payable                                                            (16,704)        (35,906)
             Accrued expenses                                                             11,791          19,984
             Deferred income                                                             106,016          36,343
                                                                                    ------------    ------------

           Net Cash Provided by (Used in) Operating Activities                           568,737        (331,088)
                                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property and equipment                                                   (31,605)        (19,895)
    Purchase of software license rights                                                   (9,000)        (60,000)
                                                                                    ------------    ------------

           Net Cash Used in Investing Activities                                         (40,605)        (79,895)
                                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from exercise of options                                                      1,500              --
    Payments on demand note payable, stockholder                                        (110,000)        (20,000)
    Net borrowings (payments) on line of credit                                         (359,000)        319,932
    Proceeds from long-term borrowings                                                        --          13,500
    Payments on capital lease obligations                                                (16,009)        (12,559)
    Principal payments on long-term borrowings                                           (11,942)         (1,558)
                                                                                    ------------    ------------

           Net Cash Provided by (Used in) Financing Activities                          (495,451)        299,315
                                                                                    ------------    ------------

           Net Increase (Decrease) in Cash and Cash Equivalents                           32,681        (111,668)

CASH AND CASH EQUIVALENTS - BEGINNING                                                     43,985         155,653
                                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS - ENDING                                                  $     76,666    $     43,985
                                                                                    ============    ============

SUPPLEMENTARY CASH FLOWS INFORMATION
    Interest paid                                                                   $     33,921    $     58,737
                                                                                    ============    ============
    Income taxes paid                                                                         --              --
                                                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2006 and 2005

NOTE 1 - NATURE OF BUSINESS

         CIMNET, Inc. (the Company) is in the business of the development, sale and maintenance of computer integrated manufacturing software. The Company also is engaged in the resale of hardware that is incidental to the operation of its software products. The Company's software is a manufacturing execution system, which enables factories to monitor work flows and manufacturing processes. The Company also sells subscriptions of its Factelligence IP software product. The Company's office is located in Wyomissing, Pennsylvania, and the Company has sales throughout the United States and abroad. Approximately 80% and 76% of the sales for the years ended December 31, 2006 and 2005, respectively, were throughout the United States. Credit is granted on terms that the Company establishes for individual customers.


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

                  Services

                           Revenues for services (installation, engineering and
                  training) are recognized as services are completed.

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

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2006 and 2005


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

         Other Assets

         On January 23, 2004, the Company entered into a Technology License Agreement with ADROIT, a South African Company. That agreement was amended and restated on March 17, 2004. As a result, the Company obtained an irrevocable license to market ADROIT's VIZNET software, including the right to sublicense this product to third parties. The Company was required to pay ADROIT $110,000 in accordance with the terms of the agreement. This agreement will remain in effect for five years and holds terms for annual renewals. As of December 31, 2006, the Company has paid $110,000 of this obligation and this amount is being amortized over the life of the agreement. In addition to this agreement, the Company issued a purchase order in 2006 for $9,000 of additional software. Amortization expense included in the results of operations with respect to both of these transactions was $22,300 and $14,667 for the years ended December 31, 2006 and 2005, respectively. The Company's future amortization expense will be $23,800, $23,800, $23,800, $9,133 and $1,500 for years ended December 31,
     2007, 2008, 2009, 2010 and 2011, respectively.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2006 and 2005

         Goodwill

         Effective as of January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Based upon such review, management determined that no write-down of goodwill was required as of December 31, 2006 and 2005.

         Deferred Income

         Deferred income represents prepayments on maintenance contracts and software subscriptions and advance billings on software and hardware sales. Income on maintenance contracts is recognized over the life of the contract. Income on advance billings is recognized as work progresses and expenses are incurred.

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

         Net Income per Common Share

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

         Stock Based Compensation

         The Company accounts for its stock-based compensation in accordance with SFAS No. 123(R), "Share-Based Payment". See Note 13 for further information.

         Prior to January 1, 2006, the Company applied the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation costs. Had compensation cost for the options been determined based on the fair value of the employee options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and net income per share of common stock would have been reduced to the pro forma amounts indicated below:

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2006 and 2005
                                                                    Year
                                                                    Ended
                                                                 December 31,
                                                                    2005
                                                                -------------
        Net income available to common stockholders :
            As reported                                         $      98,675
            Preferred stock dividends                                 (46,667)
            Net income applicable to common stockholders               52,008
            Add stock-based employee compensation
                expense included in reported net income                 1,082
            Deduct total stock-based employee
                compensation expense determined under
                fair value based method for all awards                (33,590)
                                                                -------------

            Pro Forma Net Income                                $      19,500
                                                                =============

        Net income per share of common stock, basic:
            As reported                                         $        0.01
                                                                =============

            Pro Forma                                           $        0.00
                                                                =============

        Net income per share of common stock, diluted:
            As reported                                         $        0.01
                                                                =============

            Pro Forma                                           $        0.00
                                                                =============

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model. 525,000 options were granted in 2006 with an exercise price equal to fair market value. No options were granted in 2005.

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

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                  December 31, 2006 and 2005

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

         Costs incurred internally to develop computer software products and the costs to acquire externally developed software products (which have no alternative future use) to be sold, leased or otherwise marketed are charged to expense as research and development until the technological feasibility of the product has been established. Costs incurred after technological feasibility have been established for software development, maintenance and product enhancements and acquisition costs which have been determined to be immaterial, are included in cost of goods sold.

         Advertising Costs

         The Company expenses the cost of advertising the first time advertising takes place. Advertising expense for the years ended December 31, 2006 and 2005 was $60,067 and $64,472, respectively.

         Reclassification

         Certain prior year amounts have been reclassified to conform to the current year presentation.


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 2006 and 2005:

                                                                                        Estimated
                                                          2006             2005       Useful Lives
                                                      --------------------------------------------
         Furniture, fixtures and equipment            $    225,370    $    772,945    3 - 10 years
         Leasehold improvements                                 --         314,150    7 - 15 years
         Computer software                                  55,026          55,026      3 years
                                                      ----------------------------

         Total fixed assets                                280,396       1,142,121

         Accumulated depreciation and amortization        (201,414)       (883,362)
                                                      ----------------------------

         Net book value                               $     78,982    $    258,759
                                                      ============================

         Depreciation and amortization related to property and equipment amounted to $65,928 and $88,441 for the years ended December 31, 2006 and 2005, respectively.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2006 and 2005

         Due to the relocation of the Company in January 2007, management reviewed the schedule of property and equipment and felt it prudent to dispose of the remaining value of the leasehold improvements to the building previously occupied, as well as any assets that would not be retained in the new facility, in the last quarter of 2006. In total, the Company disposed of $579,181 of furniture and equipment, the net effect of which was immaterial, as these assets were almost fully depreciated. An additional $314,150 of leasehold improvements were abandoned, the net effect of which amounted to $129,983, as these assets had not yet achieved full depreciation. The expense related to these transactions is reflected in the selling, general, and administrative line of the Statement of Operations of the financial statements.

NOTE 4 - INCOME TAXES

         The benefit for income taxes for the years ended December 31, 2006 and 2005 was as follows:

                                                                    2006             2005
                                                                ------------     ------------
         Federal:
             Current                                            $   (201,052)    $    (36,186)
             Utilization of net operating loss                       201,052           36,186
               carry-forwards
             Deferred                                                768,846               --
                                                                ------------     ------------

                                    Subtotal - Federal               768,846     $         --
                                                                ------------     ------------
         State:
             Current                                            $    (38,969)    $     (6,106)
             Utilization of net operating loss                        38,969            6,106
               carry-forwards
             Deferred                                                123,395               --
                                                                ------------     ------------

                                      Subtotal - State               123,395     $         --
                                                                ------------     ------------

         Total                                                  $    892,241     $         --
                                                                ============     ============

         A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax benefit is as follows:

                                                                    2006             2005
                                                                ------------     ------------
         Pretax at statutory rate                               $    154,947     $     33,550
         State taxes, net of federal benefit                          30,032            7,979
         Valuation allowance                                      (1,168,383)        (106,428)
         Other                                                        91,163           64,899
                                                                ------------     ------------

                                                                $   (892,241)    $         --
                                                                ============     ============

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2006 and 2005


         The net deferred tax asset at December 31, 2006 and 2005 consists of the following:

                                                         2006          2005
                                                     ------------  ------------
         Deferred tax assets:
             Deferred stock compensation             $    216,874  $    178,938
             Allowance for doubtful accounts               11,726         9,050
             Accrued vacation                              20,729        18,835
             Research and development credits             148,715       148,715
             Net operating loss carryforwards             636,459       961,910
                                                     ------------  ------------

                                                        1,034,503     1,320,737

             Valuation allowance                               --    (1,168,383)
                                                     ------------  ------------

             Total Deferred Tax Asset                   1,034,503       149,065

         Deferred tax liabilities, depreciation
             expense                                       (1,843)       (8,646)
                                                     ------------  ------------

             Net Deferred Tax Asset                  $  1,032,660  $    140,419
                                                     ============  ============

         Based on the continued improvements in the Company's operations, and the Company's forecasted revenue and taxable income, the Company reversed all of its valuation allowance for deferred taxes as it expects to use this amount to offset future taxable income. During 2006 the valuation allowance decreased by $1,168,383. The Company generated taxable income during 2006 and accordingly used a portion of its net operating loss carryforward to offset the resulting income tax liability and reversed all of the valuation allowance. The remaining change in the valuation allowance was caused by changes in the gross amount of deferred tax assets and liabilities. At December 31, 2006, the Company has a gross federal net operating loss carryforward of approximately $1,627,000. This net operating loss carryforward expires at varying times through 2025. At December 31, 2006, the Company has gross state net operating loss carryforwards of approximately $1,263,000. The state net operating loss carryforwards expire in 2022 through 2025.

    NOTE 5 - LINE OF CREDIT

         On June 2, 2006, the Company established a $1,000,000 line of credit with Wachovia Bank, N.A. Interest was payable monthly at the bank's prime interest rate plus .75%. Upon renewal of the line on February 12, 2007, the interest rate was reduced to the bank's prime interest rate. The balance of outstanding borrowings was $302,000 at December 31, 2006. The line of credit has been renewed through April 30, 2008 and is subject to annual renewal thereafter. The line is secured by all of the Company's assets, as well as the personal guaranties of John D. Richardson, III, the Company's Chief Executive Officer, and his wife.

         The Company repaid $443,665 of its obligations to Penn Sterling Bank on June 2, 2006, and an additional $9,365 on June 15, 2006, to settle its entire obligation. The line of credit was collateralized by a first lien security interest in all business assets and an unlimited personal guarantee of John D. Richardson, III, the Company's Chief Executive Officer. This line included a financial covenant that required the Company to maintain a certain tangible net worth. The Company was not in compliance with this covenant at December 31, 2005. However, a waiver was obtained from the bank on March 30, 2006. The balance of outstanding borrowings on this line was $661,000 at December 31, 2005.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2006 and 2005


NOTE 6 - DEMAND NOTE PAYABLE, STOCKHOLDER

         The Company had a demand note payable with John D. Richardson, III, the Company's Chief Executive Officer. Interest was payable monthly at a rate of prime plus 1.00%. The balance of outstanding borrowings was $0 and $110,000 at December 31, 2006 and 2005 respectively. The demand note was collateralized by a security interest in substantially all business assets and a first priority preferred security interest in the Company's software programs. This note was subordinated to the bank's line of credit (Note 5).

NOTE 7 - LONG-TERM DEBT

         Long-term debt consisted of the following at December 31, 2005:

                                                                                   2005
                                                                               ------------
         Note payable, secured by substantially all the Company's
         assets, payable in fixed monthly principal installments
         of $606 including interest at 7.2% per annum                          $     11,942

         Current portion                                                             (6,592)
                                                                               ------------

         Long-term portion                                                     $      5,350
                                                                               ============

         There was no long-term outstanding debt at December 31, 2006.

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

         The following amounts represent annual lease payments by year and in the aggregate including amounts which represent interest and current maturities at December 31, 2006:

         Years ending:
                                                                2007           $     17,892
                                                                2008                  3,248
                                                                               ------------
                                                                                     21,140
         Amounts representing interest                                               (1,150)
                                                                               ------------
                                                                                     19,990
         Current maturities                                                          16,842
                                                                               ------------
                                                                                      3,148
                                                                               ============

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2006 and 2005


         The following amounts are included in property and equipment related to the above leases at December 31, 2006 and 2005:

                                                                        2006              2005
                                                                -----------------    -----------------
         Equipment                                              $          47,937    $          47,937
         Accumulated depreciation                                         (21,307)              (7,942)
                                                                -----------------    -----------------
                                                                $          26,630    $          39,995
                                                                =================    =================

NOTE 9 - EARNINGS PER SHARE

         The Company's calculation of earnings per share is as follows:

                                                                    Year Ended          Year Ended
                                                                December 31, 2006    December 31, 2005
                                                                -----------------    -----------------
         Net income                                             $       1,347,967    $          98,675
         Preferred stock dividends                                             --              (46,667)
         NET INCOME APPLICABLE TO COMMON
             STOCKHOLDERS                                       $       1,347,967    $          52,008
                                                                -----------------    -----------------

         AVERAGE BASIC SHARES OUTSTANDING                               7,329,731            7,293,859
         Assumed conversion of preferred stock                            746,965              746,965
         Effect of dilutive options and warrants                          930,822              142,417
                                                                -----------------    -----------------
         AVERAGE DILUTED  SHARES OUTSTANDING                            9,007,518            8,183,241
                                                                =================    =================
         NET INCOME PER COMMON SHARE
             Basic                                              $            0.18    $            0.01
                                                                =================    =================

             Diluted                                            $            0.15    $            0.01
                                                                =================    =================

         A total of 1,355,000 common stock options and 820,000 warrants and 746,965 shares of convertible preferred stock were included in the computation of diluted earnings per share for the year ended December 31, 2006. A total of 200,000 options were excluded from the calculation as they would be anti-dilutive.

         A total of 244,998 common stock options and 746,965 shares of convertible preferred stock were included in the computation of diluted earnings per share for the year ended December 31, 2005. 1,120,000 warrants were excluded from the computation of diluted earnings per share as the warrants would be anti-dilutive.

NOTE 10 - TOTAL RENT EXPENSE AND RELATED PARTY TRANSACTIONS

         The Company is affiliated with High Printing and Graphics, Inc. The Company's President owns a 50% interest in High Printing and Graphics, Inc. During the years ended December 31, 2006 and 2005, the Company conducted transactions with the related party which were immaterial, both individually and in the aggregate.

         Total rental expense under all leases for the years ended December 31, 2006 and 2005 was $132,921 and $121,851, respectively.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2006 and 2005

         Until February, 2007, the corporate offices were located in Robesonia, Pennsylvania. The Company rented this space from John D. Richardson, III, Chief Executive Officer and Chairman of the Board, on a month-to-month basis. Leasehold improvements are required to be amortized over the shorter of the length of the lease or the estimated useful life of the asset. Because this related party lease was always subject to change, the Company amortized leasehold improvements over their estimated useful lives. Rent expense for 2006 and 2005 relating to this arrangement was $120,000 each year.

         During January, 2007, the Company entered into a new lease for a building located in Wyomissing, Pennsylvania. The building is owned by a joint venture of three Pennsylvania limited liability companies formed in 2006 by certain officers and other employees of the Company. Pursuant to the lease, the Company will rent approximately 21,000 square feet of office space at a monthly rent of $39,173.33, which rent shall increase by 2% annually commencing on February 1 of each subsequent year during the seven
     (7) year term of the lease. This lease may be renewed under certain conditions. As a result of the new lease agreement, the Company's future minimum rent payments are $440,907, $478,698, $488,272, $498,038 and
     $507,998 for years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

NOTE 11 - EMPLOYEE DEFERRED SAVINGS PLAN

         The Company has an employee savings plan subject to the provisions of
     Section 401(k) of the Internal Revenue Code. Under the terms of the Plan, the Company will match 25% of the participant's contribution, up to 6% of the participant's compensation. The total Company contributions included in the statements of operations for the years ended December 31, 2006 and 2005 were $31,228 and $22,271, respectively.

NOTE 12 - STOCKHOLDERS' EQUITY

         In January 2001, the Company entered into a two-year agreement with a marketing firm in which a total of 400,000 stock warrants were issued. The agreement called for 16,667 warrants to vest per month at an exercise price of $0.25 per share. 200,000 warrants were vested at December 31, 2001 and each of these warrants is exercisable for one share of common stock at an exercise price of $0.25 per share. During 2002, the Company amended this marketing agreement whereby the remaining 200,000 warrants vested on January 1, 2003 and each of these warrants is exercisable for one share of common stock at an exercise price of $2.00 per share. The weighted-average fair value of warrants vesting in 2003 was $0.26 per warrant. The grant date fair value of the warrants issued during 2001 was $0.50 per warrant. No warrants were granted during 2006 or 2005. The warrants that vested during 2001 were exercised on November 6, 2003. As a result, 161,538 shares of common stock were issued and 38,462 warrants were forfeited. The warrants that vested on January 1, 2003 were exercised on October 18, 2006. As a result, 30,508 shares of common stock were issued and 169,492 warrants were forfeited.

         In August 2001, the Company issued 746,965 shares of its Series A Convertible Preferred Stock and 300,000 Common Stock Purchase Warrants for $1,000,000. Approximately $134,000 of the $1,000,000 purchase price was allocated to the fair value of the warrants, generating a discount on preferred stock that was being accreted over a period of three years. Such accretion was $0 for the years ended December 31, 2006 and 2005, respectively. The warrants are exercisable at the fair market value of the Company's stock on the vesting dates. 100,000 warrants vested immediately and were exercised in 2001 for $133,000. 100,000 warrants vested on January 1, 2002. These warrants expired on January 1, 2005. The remaining 100,000 warrants vested on January 1, 2003. These warrants were exercisable at $1.75 per warrant. The warrants expired on January 1, 2006.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2006 and 2005

         Each of the preferred shares is convertible into one share of the Company's common stock subject to certain anti-dilution adjustments. The holders of the Series A Preferred Shares are entitled to receive an annual cumulative dividend on each share of the Series A Preferred Shares equal to 8% of the Issuance Price ($1.33875) payable quarterly on the fifteenth day following the end of each fiscal quarter, in kind, in the form of additional shares of the Series A Preferred Stock, or at the election of the Company in cash; provided, however, that dividends on the Series A Preferred Shares will cease to accrue and will not be payable for any year during which the Fair Market Value (as defined) of the Common Stock, as of the anniversary date of August 17, increases by an amount equal to or greater than 8% over the Fair Market Value of the Common Stock as of the preceding August 17 and will permanently cease to accrue, and dividends accrued and unpaid with respect to any partial dividend period prior to such date will not be payable, if the Fair Market Value of the Common Stock, at any time after the effectiveness date of the initial registration covering the public resale of the shares of Common Stock issuable upon the exercise of the Series A Preferred Shares equals or exceeds the average Closing Price (as defined) multiplied by 2 for the 25 day period following the effective date of the Initial Registration. In accordance with these terms no such dividends will accrue for the period from August 2006 through July 2007. For the years ended December 31, 2006 and 2005, dividends in the amount of $0 and $46,667, respectively were accrued related to the Series A Preferred Shares outstanding. At December 31, 2006 and 2005, dividends accrued amounted to $312,667.

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

         During July 2004, the Company carried out a private placement in which units were offered at $50,000 per unit, with each unit consisting of 100,000 shares of the Company's common stock and 100,000 warrants for the purchase of the Company's common stock. Each warrant entitles the holder to purchase one share of common stock at a price of $1.00 per share for a period of five years that commenced on the closing date of the offering. As a result of this offering, the Company issued 720,000 common shares and warrants and recognized $360,000 during 2004. 720,000 warrants are outstanding at December 31, 2006.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2006 and 2005

         In December 2003, the Company entered into an agreement with its outside legal counsel in which 100,000 shares of common stock and 100,000 stock warrants were issued at a cost of $75,000. These warrants are exercisable at any time on or after January 1, 2004 and on or prior to close of business on December 31, 2013, at an exercise price of $1 per share of common stock. 100,000 warrants are outstanding at December 31, 2006.

         A summary of the outstanding warrants as of December 31, 2006 and 2005 is presented below:

         Outstanding, December 31, 2004                         1,220,000
              Exercised                                                --
              Forfeited                                          (100,000)
                                                             ------------

         Outstanding, December 31, 2005                         1,120,000
              Exercised                                           (30,508)
              Forfeited                                          (269,492)
                                                             ------------

         Outstanding, December 31, 2006                           820,000
                                                             ============

NOTE 13 - STOCK OPTION PLANS

         During 2002, the stockholders approved the adoption of the 2002 Stock Option Plan (the 2002 Plan). The purpose of the 2002 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of the Company may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors. A total of 1,600,000 shares of common stock have been made available. The options under this plan vest as dictated in the individual stock option agreements and expire five years from date of grant for a 10% stockholder and ten years from date of grant for all others. At December 31, 2006 and 2005, 717,500 and 192,500 options, respectively have been granted under this Plan, all of which were granted at market value.

         During 1999, the stockholders approved the adoption of the 1999 Stock Option Plan (the 1999 Plan). The purpose of the 1999 Plan is to provide a means whereby directors and selected employees, officers, agents, consultants and independent contractors of the Company may be granted incentive stock options and/or nonqualified stock options to purchase shares of common stock in order to attract and retain the services or advice of such directors, employees, officers, agents, consultants, and independent contractors. A total of 1,300,000 shares of common stock have been made available. The options under this Plan vest over a five-year period, in 20% increments on each successive anniversary of the date of the grant, with varying expiration dates. At December 31, 2006, 1,300,619 options have been granted under the 1999 plan of which 725,000 options have been granted below market price and for which 160,296 and 70,619 options have been exercised through December 31, 2006 and 2005, respectively. Expired or forfeited options were 400,323 and 360,000 for December 31, 2006 and 2005, respectively.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2006 and 2005

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). Statement No. 123(R) revised Statement No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements (with limited exceptions). The amount of compensation costs is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award.

         In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment", providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123 (R), and the disclosures in MD&A subsequent to the adoption. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for SFAS No. 123(R). The Company adopted SFAS No. 123(R) and provides SAB No. 107 required disclosures, using the modified prospective method with no restatement. Stock compensation expense to be recorded subsequent to December 31, 2005 for the unvested portion of existing awards is not material. In January 2006, the Company granted 525,000 options that vested immediately. The options have an estimated fair value of $132,300, which was recorded as compensation expense in 2006. The impact of future option or stock grants is dependent upon the quantity and nature of future stock-based compensation grants.

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

         We adopted SFAS No. 123(R) on January 1, 2006. As a result, we recognized stock-based compensation cost, measured using the Black-Scholes option model, for vested and new options granted beginning January 1, 2006. Also, as required by SFAS No. 123(R), $453 of deferred stock compensation expense was reclassified as paid-in capital as of January 1, 2006. We recorded stock based compensation cost of $132,550 for the year ended December 31, 2006. The income tax benefit recognized for stock based compensation was $53,705 for the year ended December 31, 2006. Eighty nine thousand six hundred sixty seven stock options were exercised resulting in proceeds to the Company of $1,500 during the year ended December 31, 2006. No stock options were exercised during the year ended December 31, 2005. The fair value of these options was $.35 calculated by using the Black-Scholes options pricing model. Assumptions used in this calculation include an estimated term of three years, volatility of 89%, a risk-free interest rate of 4.35%, a 0% dividend rate, and an estimated forfeiture rate of 28%.

         Compensation expense related to these options was $132,550 and $1,082 for employees and directors for the years ended December 31, 2006 and 2005, respectively.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2006 and 2005

         A summary of the status of the Company's stock option plans as of December 31, 2006 and 2005 is presented below:


                                                                          Weighted Average        Intrinsic
                                                           Shares          Exercise Price           Value
                                                      ---------------     ---------------     ---------------
Outstanding, January 1, 2006                                1,062,500           $1.00         $     1,700,000
    Exercised                                                 (89,677)          (0.68)               (172,161)
    Granted                                                   525,000            0.60               1,050,000
    Forfeited                                                 (40,323)          (1.00)                (64,533)
                                                      ---------------     ---------------     ---------------

Outstanding, December 31, 2006                              1,457,500           $0.87         $     2,513,306
                                                      ===============     ===============     ===============

Options exercisable, December 31, 2006                      1,455,000           $0.87         $     2,510,056
                                                      ===============     ===============     ===============
Weighted average fair value per share of options
    granted during the year ended December 31, 2006                             $0.35
                                                                          ===============

                                                                         Weighted Average
                                                           Shares         Exercise Price
                                                      ---------------     ---------------

Outstanding, January 1, 2005                                1,072,500           $1.00
    Exercised                                                      --              --
    Granted                                                        --              --
    Forfeited                                                 (10,000)          (0.75)
                                                      ---------------     ---------------

Outstanding, December 31, 2005                              1,062,500           $1.00
                                                      ===============     ===============

Options exercisable, December 31, 2005                      1,014,164           $1.02
                                                      ===============     ===============

Weighted average fair value per share of options
    granted during the year ended December 31, 2005                                --
                                                                          ===============

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2006 and 2005

         The following tables summarize information about options outstanding at December 31, 2006 and 2005:

                               2006                                               2006
                        Options Outstanding                                 Options Exercisable
--------------------------------------------------------------------   -------------------------------
                                       Weighted
                    Number             Average           Weighted          Number           Weighted
  Range of       Outstanding at       Remaining          Average         Outstanding        Average
  Exercise        December 31,        Contractual        Exercise       at December 31,     Exercise
   Prices            2006             Life (Years)        Price             2006            Price
--------------   ----------------  -----------------  --------------   ----------------  -------------
    $0.05             105,000             0.96              $0.05           105,000          $0.05
$0.33 - $0.75         720,000             3.66               0.59           720,000           0.59
$1.12 - $1.50         532,500             1.97               1.18           530,000           1.23
    $2.00             100,000             1.25               2.00           100,000           2.00
                 ----------------                                      ---------------
                    1,457,500                                             1,455,000
                 ================                                      ===============

                               2005                                               2005
                        Options Outstanding                                 Options Exercisable
--------------------------------------------------------------------   -------------------------------
                                       Weighted
                    Number             Average           Weighted          Number           Weighted
  Range of       Outstanding at       Remaining          Average         Outstanding        Average
  Exercise        December 31,        Contractual        Exercise       at December 31,     Exercise
   Prices             2005            Life (Years)        Price             2005            Price
--------------   ----------------  -----------------  --------------   ----------------  -------------
    $0.05             135,000             1.96              $0.05           135,000          $0.05
$0.33 - $0.90         195,000             3.07               0.56           151,664           0.56
$0.91 - $1.50         632,500             1.97               1.18           627,500           1.18
$1.51 - $2.00         100,000             2.25               2.00           100,000           2.00
                 ----------------                                      ---------------
                    1,062,500                                             1,014,164
                 ================                                      ===============

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2006 and 2005

         During 2006, the Company had sales to one customer totaling $1,433,229 and sales to another customer totaling $1,100,250, of which $577,231 and $247,184, respectively, was outstanding at December 31, 2006.

         During 2005, the Company had sales to one customer totaling $1,094,613 of which $397,435 was outstanding at December 31, 2005.

         No other significant concentrations existed at December 31, 2006 and 2005.

NOTE 16 - RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related de-recognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has evaluated this pronouncement on the Company's financial statements and has concluded that FIN 48 does not have a material effect on the Company's financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:     March 30, 2007
           Wyomissing, Pennsylvania

                                       CIMNET, INC.


                                      BY: /s/ JOHN D. RICHARDSON, III
                                          --------------------------------------
                                          John D. Richardson, III
                                          Chairman of the Board, Chief Executive
                                          Officer and Principal Accounting
                                          Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                         Title                           Date


/s/ JOHN D. RICHARDSON, III       Chairman of the Board,          March 30, 2007
-----------------------------     Chief Executive Officer,
John D. Richardson, III           and Principal Accounting Officer


/s/ WILLIAM NYMAN                 Director and Vice President     March 30, 2007
-----------------------------     of Integration Services
William Nyman


/s/ DAVID BIRK                    Director                        March 30, 2007
-----------------------------
David Birk


/s/ KARL GERHART                  Director                        March 30, 2007
-----------------------------
Karl Gerhart


/s/ J. JEFFREY FOX                Director                        March 30, 2007
-----------------------------
J. Jeffrey Fox


/s/ SUNDARESH RAMAYYA             Director                        March 30, 2007
-----------------------------
Sundaresh Ramayya