Form 10KSB/A
period 2006-12-31
CIMNET INC/PA
filed 2007-04-30
CIK 1035901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                  FORM 10-KSB/A
                                (Amendment No. 1)

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

                           Commission File No. 0-22597


                                  CIMNET, INC.
             (Exact name of Registrant as specified in its charter)


               Delaware                             52-2075851
   (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)


                  925 Berkshire Boulevard, Wyomissing, PA 19610
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (610) 790-1800


           Securities registered pursuant to Section 12(b) of the Act:

                                 Title of Class
                         ------------------------------
                         Common Stock, par value $.0001


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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format. Yes [ ] No [X]

                                  CIMNET, INC.

                               2006 FORM 10-KSB/A

                                EXPLANATORY NOTE

         The terms "us", "we", "our" and "the Company" refer to CIMNET, Inc.

         We are filing this Amendment No. 1 to our Form 10-KSB for the fiscal year ended December 31, 2006 (the "Form 10-KSB"), originally filed with the Securities and Exchange Commission on March 30, 2007, for the sole purpose of providing the information required by Part III of Form 10-KSB. We are also updating the signature page, the Exhibit Index referenced in Item 13, and Exhibits 31 and 32.

         This Amendment No. 1 speaks as of the original filing date of the Form 10-KSB and reflects only the changes to Part III discussed above. No other information included in the Form 10-KSB, including the information set forth in
Part I, Part II, our financial statements and the footnotes thereto, has been modified or updated in any way.



                                TABLE OF CONTENTS

                                    PART III

Item 9.     Directors, Executive Officers And Corporate Governance Of The
            Registrant                                                        3

Item 10.    Executive Compensation                                            7

Item 11.    Security Ownership Of Certain Beneficial Owners And Management
            And Related Stockholder Matters                                  14

Item 12.    Certain Relationships And Related Transactions And Director
            Independence                                                     15

Item 13.    Exhibits And Financial Statement Schedules                       17

Item 14.    Principal Accountant Fees And Services                           17

Signatures                                                                   18

Exhibit 31  Certification pursuant to Section 302 of the Sarbanes-Oxley Act
            of 2002                                                          20

Exhibit 32  Certification pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002                                                          21

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE
         REGISTRANT

         Certain information concerning the directors and executive officers of the Company is set forth below:

Name                        Age          Position(s) with Cimnet
----                        ---          -----------------------
John D. Richardson          48           Chairman of the Board, Chief Executive
                                         Officer and Chief Accounting Officer

Anthony Crouch              46           Chief Technology Officer

William Nyman               43           Director and Vice President of
                                         Integration Services

Jason Dietrich              32           Vice President-Sales and Chief
                                         Operating Officer

Keith Frantz                50           Vice President-Development

David Birk                  66           Director

J. Jeffrey Fox              51           Director

Karl Gerhart                52           Director

Sundaresh Ramayya           44           Director

         John D. Richardson. Mr. Richardson has been the Chairman of the Board, Chief Executive Officer and Chief Accounting Officer of our Company since March 2, 1999 and our predecessor corporation, J.N.L. Industries, Inc., since its inception. Mr. Richardson was a computer programmer at Rockwell International Corporation from 1980 to 1982, where he programmed machine tools for the manufacture of printing presses. In 1982, he joined the cutting tool division of Sandvik Corporation, during which time he served as a regional sales manager for the company's Pennsylvania territory. In 1984, he left Sandvik to form J.N.L. Industries and has served as its Chief Executive Officer and Chairman of the Board since that time.

         Anthony Crouch. Mr. Crouch has been the Company's Chief Technology Officer since June 2001 and was the Company's Director of MES Software Development from April 2000 until June 2001. From 1991 until April 2000, Mr. Crouch was the Technical Director and Software Development Manager of Realtime Information Systems Pty Ltd.

         William Nyman. Mr. Nyman has been a director of our Company since October 1999 and has been the Company's Vice President of Integration Services since 1997. Previously, Mr. Nyman served as the Company's Manager of Technical Services since 1990.

         Jason Dietrich. Mr. Dietrich has been the Company's Chief Operating Officer since June 1, 2006. Prior to that, Mr. Dietrich served as the Vice President of Sales from March 1, 2002 to May 31, 2006. From December 1999 to February 28, 2002, Mr. Dietrich served as the Company's National Account Manager of MES. Previously, Mr. Dietrich served as Senior Analyst for the Manufacturing Division of Merck & Co. from May 1996 to December 1999. Mr. Dietrich is the son-in-law of John D. Richardson, the Company's Chairman of the Board, President and Chief Executive Officer.

         Keith Frantz. Mr. Frantz joined the Company in 1989 and has served as its Vice President of Development since 1992. Previously he was a senior engineer at Laser Communications, Inc.

         David Birk. Mr. Birk has been a director of our Company since January 1998. Mr. Birk is the sole stockholder and President of ManSoft, a software distribution company in the southwestern United States. ManSoft is a regional distributor of CIMNET's products. From 1986 through 1994, Mr. Birk was a Regional Sales Manager of Intercim (and its predecessors), a software developer of manufacturing execution systems.

         J. Jeffrey Fox. Mr. Fox has been a director of our Company and Chairman of Audit Committee of the Board of Directors since May 2004. Since February 2007, Mr. Fox has served as President of Renard Capital, LLC, a merger, acquisition and capital formation advisory firm. From February 1999 until February 2007, Mr. Fox was the Senior Vice President of Finance and Chief Financial Officer of OAO Technology Solutions, Inc., an information technology, outsourcing and application software development business. Mr. Fox is a Certified Public Accountant and a Chartered Financial Analyst.

         Karl D. Gerhart. Mr. Gerhart has been a director of our Company since May 2002. Since January 2001, Mr. Gerhart has served as a financial consultant. From April 2000 to January 2001, Mr. Gerhart served as the interim President of Bernville Bank, a subsidiary of Community Independent Bank, and as a member of the Community Independent Bank Board of Directors from November 1999 to January 2001. Previously, Mr. Gerhart was the Chief Financial Officer and Treasurer of Sovereign Bancorp from February 1990 to May 1998. Mr. Gerhart is a member of the Berks County Advisory Board for National Penn Bank and a member of the Board of Directors of the Penn First Financial Services.

         Sundaresh Ramayya. Mr. Ramayya has been a director of the Company since May 2004. Mr. Ramayya has been President, Chief Executive Officer and Co-Founder of EntComm, Inc., an enterprise commerce and communication company since 2001. In 1992, Mr. Ramayya founded CIM Vision International, a manufacturing execution and warehouse management software company, which was sold in 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock, to file with the SEC initial reports of ownership and reports of changes in their beneficial ownership of our common stock. Directors, executive officers and greater-than-10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

         Based solely on our review of the copies of the forms we received, we believe that during 2006 all filing requirements of Section 16(a) applicable to directors, executive officers and greater-than-10% shareholders were complied with by such persons, except for Form 4's that were not filed by certain executive officers and directors with respect to the issuance of stock options in January 2006.

Meetings and Committees of the Board of Directors

         The Board of Directors met four (4) times during the fiscal year ended December 31, 2006. The Board of Directors has determined that Messrs. Fox, Gerhart and Ramayya are independent directors (as independence is defined in the rules of The Nasdaq Stock Market). In assessing the independence of directors, the Board of Directors determines whether or not a director has any material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us). The Board of Directors consider all relevant facts and circumstances in making independence determinations, including the existence and scope of any commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. The Board has two standing committees: the Compensation Committee and the Audit Committee.

Director Nominations

         The Board of Directors does not have a standing nominating committee or committee performing similar functions. The Board of Directors has determined that it was appropriate not to have a nominating committee because of the relatively small size of the Board of Directors. The entire Board of Directors, upon the recommendation of its independent directors (as independence is defined in the rules of The Nasdaq Stock Market), selects the nominees for election to the Board.

Criteria for Nomination to the Board.

         In evaluating director candidates, regardless of the source of the nomination, the Board of Directors will consider the composition of the Board as a whole, the requisite characteristics (including independence, diversity, age, skills and experience) of each candidate and the performance and continued tenure of incumbent Board members. The Board of Directors has not established specific minimum qualifications in this connection. No formal policy has been established for the consideration of candidates recommended by shareholders, given the historically small number of shareholder recommendations received in the past. The Board of Directors does not believe the lack of such a policy would materially affect its willingness to consider a suitable candidate recommended by shareholders.

Process for Identifying and Evaluating Nominees.

         The independent directors initiate the process for identifying and evaluating nominees to the Board of Directors by identifying a slate of candidates who meet the criteria for selection as nominees and have the specific qualities or skills being sought based on input from all members of the Board of Directors and, if appropriate, a third-party search firm. The independent directors evaluate these candidates by reviewing their biographical information and qualifications and by checking the candidates' references. Qualified nominees that are new to the Board will be interviewed by our independent directors. Candidates recommended by the independent directors are presented to the Board for selection as nominees to be presented for the approval of the shareholders or for election to fill a vacancy.

Audit Committee

         The Audit Committee of the Board of Directors currently consists of Messrs. Fox, Gerhart and Ramayya, each of which is considered "independent" under the rules of the National Association of Securities Dealers, Inc. The Board has determined that Mr. Fox qualifies as an "audit committee financial expert" as defined by the rules of the Securities and Exchange Commission and that he is independent of management, as such term is defined in item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

         The Audit Committee met four (4) times during 2006. The Audit Committee will be primarily responsible for reviewing the services performed by the Company's independent public accountants, evaluating the Company's accounting policies and its system of internal controls, and reviewing significant finance transactions.

         The audit functions of the Audit Committee is focused on three areas:

         o the adequacy of the Company's internal controls and financial reporting process and the reliability of the Company's financial statements.

         o the hiring, replacing, independence and performance of the Company's independent public accountants.

         o the evaluation of the quality of the Company's accounting principals and financial reporting, as well as the Company's compliance with legal and regulatory requirements.

         The Audit Committee meets with management periodically to consider the adequacy of the Company's internal controls and the objectivity of its financial reporting. The Audit Committee discusses these matters with the Company's independent public accountants and with appropriate Company financial personnel. Meetings are held with the independent public accountants who have unrestricted access to the Audit Committee. The Audit Committee appoints the independent public accountants and will periodically review their performance and independence from management. In addition, the Audit Committee reviews the Company's financing plans and report recommendations to the full Board of Directors to approve and to authorize action.

         Management has primary responsibility for the Company's financial statements and the overall reporting process, including the Company's system of internal controls. The independent public accountants audit the annual financial statements prepared by management, express an opinion as to whether those financial statements present fairly the financial position, results of operations and cash flows of the Company in conformity with generally accepted accounting principles and will discuss with the Audit Committee any issues they believe should be raised with the Audit Committee.

         The Audit Committee reviews the Company's audited financial statements and meets with both management and the Company's independent public accountants to discuss such audited financial statements. Management represents to the Audit Committee that the financial statements are prepared in accordance with generally accepted accounting principles. The Audit Committee receives from and discusses with the Company's independent accountants the written disclosure and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). These items relate to that firm's independence from the Company. The Audit Committee also discusses with the Company's independent accountants any matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

Code of Ethics

         We have adopted a Code of Business Conduct and Ethics that applies to our employees, officers (including our principal executive officer, principal financial officer and controller) and directors. The Code of Business Conduct and Ethics can be obtained free of charge by sending a request to our Controller at our principal executive offices. Any changes to or waivers under the Code of Business Conduct and Ethics as it relates to our principal executive officer, principal financial officer, controller or persons performing similar functions will be disclosed in a periodic filing with the Securities and Exchange Commission.

Item 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

         In this section, we will provide an overview and analysis of our compensation programs and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. We have also included a series of tables containing specific information about the compensation earned or paid in 2006 to the individuals named in the Summary Compensation Table, whom we refer to as our named executive officers.

         The discussion below is intended to enhance an understanding of the detailed information provided in those tables and to put that information into context within our overall compensation program.

Compensation Philosophy and Objectives

         We have a standing Compensation Committee of our Board of Directors. The Compensation Committee is charged with responsibility to oversee our compensation policies and programs, including developing compensation, providing oversight of the implementation of the policies and specifically addressing the compensation of our executive officers. The members of our Compensation Committee are David Birk and Karl Gerhart, both of whom are not employed by the Company. Mr. Birk, however, is the sole stockholder of ManSoft, Inc., a software distribution company that distributes software products, including our software products.

         Our compensation programs, when taken in total, are intended to:

         o        Attract and retain the highest quality executives;
         o Inspire and motivate executive officers to increase our performance;
         o Align executive officers' financial interest with those of our long-term investors; and
         o Reward executive officers for exceptional individual contributions to the achievement of our objectives.

         We have a compensation program that we believe ties compensation incentives to our growth and profitability objectives. Because we expect growth and profitability to enhance stockholder value, we believe our compensation program ties our employees' and executives' incentives to the best interests of our stockholders. Our compensation program is designed to reward our achievement of corporate goals.

Setting Executive Compensation

         The Compensation Committee conducted studies of peer companies with an emphasis towards determining whether the named executive officers received an appropriate amount of cash and equity compensation. The data was reviewed for general comparative purposes to confirm that our compensation levels are not substantially different from norms of companies that are considered our peers and informed the Compensation Committee's judgment regarding appropriate compensation levels. However, no specific benchmarks from the data are considered dispositive or are used as the basis of a formulaic determination.

         We have no pre-established policy or target for the allocation between either cash or equity-based or short-term and long-term incentive compensation. Rather, the Compensation Committee considered information provided by the compensation surveys and used its own judgment to determine the appropriate level and mix of each component of our executive compensation program.

         Based on the foregoing objectives, the Compensation Committee has approved or structured our annual cash incentive award program and long-term equity-based executive compensation to motivate executives to achieve the business goals set by us and to reward the executive for achieving such goals.

Executive Employment Agreements. To date, the Company does not have any employment agreements with its executive officers.

2006 Executive Compensation Components

         For the fiscal year ended December 31, 2006, the principal components of compensation for our named executive officers were:

         o        Base salary;

         o        Cash incentive and bonus awards; and

         o        Long term equity-based incentive awards.

         Base salary. Base salary is the fixed component of an employee's annual cash compensation. We provide named executive officers and other employees with a base salary to compensate them for services rendered during the fiscal year. Salary levels are typically considered annually as part of our performance review process, as well as upon a promotion or other change in job responsibility. Increases in salary are based on subjective evaluation of such factors as the level of responsibility, individual performance, level of pay, both of the executive in question and other similarly situated executives, and market data on compensation levels of peer companies in the industry. In February 2006, Mr. Richardson's annual base salary was increased from $100,000 to $200,000. In June 2006, Mr. Dietrich's annual base salary was increased from $120,000 to $150,000. And, in September 2006, Mr. Nyman's annual base salary was increased from $120,000 to $130,000. In February 2007, the annual base salaries of John D. Richardson and Jason Dietrich were increased from $200,000 to $350,000, and $150,000 to $250,000, respectively, retroactive to January, 2007.

         Cash Incentive and Bonus Awards. The Compensation Committee believes that the payment of annual cash incentive awards provides effective short-term incentives for the named executive officers and other employees and rewards the achievement of company-wide goals. In 2006, bonuses were awarded to Mr. Richardson and Mr. Crouch in the amounts of $50,000 and $20,000, respectively.

         Long-Term Equity-Based Incentive Awards. Long-term equity-based incentive awards are designed to align the interests of our named executive officers with the long-term interests of our stockholders. Equity-based awards also encourage our named executive officers to focus on our long-term performance. The 2002 Stock Option Plan (the "2002 Option Plan") authorizes the granting of stock options, but not the granting of shares of restricted stock or other forms of equity awards.

         Jason Dietrich and Anthony Crouch received stock options in January 2006 as compensation for superior performance in 2005. These stock options were approved by the Compensation Committee. We do not have stock ownership guidelines for our named executive officers.

         Savings Plan. All U.S. employees are eligible to participate in our qualified 401(k) plan, ("the CIMNET 401K plan"). The CIMNET 401K plan allows employees to contribute up to 20% of their salary subject to the IRS annual maximum. We match employee contributions 25% up to 6% of their eligible compensation. Employees are vested immediately in their 401(k) contribution. The company matching contribution is fully vested in six (6) years.

         Other Benefits. We provide all employees with 50% of health, prescription, vision and dental coverage, as well as company-paid term-life insurance, disability insurance, paid time off and paid holidays. These benefits are typical within our industry, are designed to be competitive with overall market practices and are in place to attract and retain the executives and other employees needed to operate our business.

         Stock Option Granting Policies. Historically, we have granted stock options on an as-needed basis. We do not have a formal policy regarding the dates on which stock options are granted. We have not set the grant date of our stock options to our executives, including new executives, in coordination with the release of material nonpublic information, and the Compensation Committee has not delegated to any other person any aspect of the administration of the 1999 or 2002 Option Plan. The exercise price of stock options is the closing price on the date the grant is awarded.

         Tax and Accounting Implications. Section 162(m) of the Internal Revenue Code disallows a federal income tax deduction to publicly-held companies for certain compensation paid to our Chief Executive Officer and four (4) other most highly compensated executive officers to the extent that compensation exceeds $1 million per executive officer covered by Section 162(m) in any fiscal year. The limitation applies only to compensation that is not considered "performance-based" as defined in the Section 162(m) rules.

         In designing our compensation programs, the Compensation Committee did not consider the effect of Section 162(m). We intend to take appropriate actions, to the extent we believe desirable, to preserve the deductibility of short-term incentive and long-term performance awards.

         Severance and Change of Control Agreements. We are not presently a party to any severance or change of control agreements.

Compensation Committee Report

         The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis above with management, and, based on such review and discussions, the Compensation Committee recommended to the Company's Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, and in our proxy statement for the 2007 annual meeting of stockholders.

         Submitted by the Compensation Committee of the Board of Directors:

            Karl D. Gerhart, Chairman
            David Birk

2006 Summary Compensation Table

         The following table sets forth all compensation earned by each of the named executive officers for the 2006 fiscal year. The named executive officers are the principal executive officer and the principal financial officer, plus the four (4) other most highly compensated officers who were serving as executive officers at December 31, 2006.

                                                        SUMMARY COMPENSATION TABLE

                                                                                      Non-Equity
                                                                          Options   Incentive Plan   All Other
                                                Salary        Bonus       Awards     Compensation  Compensation    Total
Name and Principal Position           Year      ($)(1)       ($)(2)       ($)(3)         ($)          ($)(4)       ($)
--------------------------------      ----     --------     --------     --------     ---------     ----------    --------
John D. Richardson, Chairman,
Chief Executive Officer &
Chief Accounting Officer ........     2006     $191,667     $ 50,000         -            -         $   2,875     $244,542
Anthony Crouch,
Chief Technology Officer(6) .....     2006     $150,000     $ 20,000     $ 60,000         -         $   2,189     $232,189
Jason Dietrich, Vice President -
Sales and Chief Operating Officer     2006     $234,365(5)      -        $ 60,000         -         $   1,371     $295,736
Keith Frantz, Vice President -
Development .....................     2006     $ 98,389         -            -            -         $   1,615     $100,004
William Nyman, Vice President -
Integration Services ............     2006     $123,333         -            -            -         $   1,757     $125,090


________________________________________

(1) The amounts reported in the Salary column represent the dollar amount of base salary earned by each named executive in 2006.
(2) The amounts reported in the Bonus column represent the amounts of discretionary bonuses awarded to the named executives for 2006.
(3) The amounts reported in the Option Awards column represent the dollar amount recognized as stock-based compensation expense in 2006 for financial reporting purposes, related to stock options granted to each named executive in 2006 and prior years, excluding any reduction for estimated forfeitures, determined in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). See Note 3, "Stock Option Plans," of the notes to consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2006, for the assumptions used in determining such amounts.
(4) The amounts reported in the All Other Compensation column represent company contributions to our 401(K) plan.
(5) Includes $98,115 of sales commissions. Commission plan for Mr. Dietrich was replaced with $100,000 additional base salary in 2007.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to plan-based awards granted to our named executive officers during the fiscal year ended December 30, 2006.


                                    All Other Option    Exercise or
                                    Awards: Number of   Base Price   Grant Date Fair
                                    Securities          of Option    Value of Stock
                        Grant       Underlying Options  Awards       and Option
Name                    Date        (#)                 ($/Sh)       Awards(1)
------------------------------------------------------------------------------------
Anthony Crouch (2)      1/17/06     100,000              $.60         $60,000

Jason Dietrich (2)      1/17/06     100,000              $.60         $60,000

_____________________________

(1) The amount reported represents the full grant date fair value of the options granted to each named executive in 2006, determined in accordance with SFAS 123R. See Note 13, "Stock Option Plans," of the notes to consolidated financial statements of the company set forth in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2006, for the assumptions used in determining such fair value.
(2)  The options shown vest immediately.


                  Outstanding Equity Awards at Fiscal Year-End

         The following table discloses information regarding outstanding awards under the Company's 1999 and 2002 Stock Plan as of December 30, 2006:

                                            Option Awards
                   -------------------------------------------------------------
                       Number of         Number of
                      Securities        Securities
                      Underlying        Underlying
                      Unexercised       Unexercised      Option        Option
                        Options           Options        Exercise    Expiration
Name               (#) Exercisable  (#) Unexercisable    Price ($)      Date
--------------------------------------------------------------------------------
Tony Crouch              100,000             -            2.00         4/1/08
                         100,000             -             .60        1/16/11
Jason Dietrich           100,000             -             .57        1/16/13
                         100,000             -             .60        1/16/11
Bill Nyman               400,000             -            1.12        11/1/07
                          40,000             -             .05        11/1/07
Keith Frantz              40,000             -             .05         1/7/10

                        Option Exercises and Stock Vested

         The following table discloses information regarding stock options exercised during the year ended December 31, 2006:

                                              Option Awards
                               --------------------------------------------
                                     Number of
                                      Shares
                                     Acquired         Value Realized
                                    on Exercise        on Exercise
       Name                             (#)                ($)
       --------------------------------------------------------------------
       Jason Dietrich                 59,677             $147,999


Director Compensation

         Directors who are also employees of the Company are not paid any fees or other remuneration for service on the Board or any of its committees. In January 2006, each of Messrs. Birk, Fox, Gerhart and Ramayya received options to purchase 12,500 shares of the Company's common stock at an exercise price of $.60 per share (the fair market value of our shares of common stock on the date of grant). In addition, non-employee directors are reimbursed by the Company for all expenses related to attending meetings.

         The following table presents information relating to total compensation of directors for the fiscal year ended December 31, 2006:

                                      Fees
                                      Earned or   Option
                                      Paid in     Awards
                                      Cash        ($)             Total
Name(1)                               ($)(2)      (3),(4),(5)     ($)
-----------------                    ----------   -----------     ------
David Birk                                 -           12,500     $7,500

J. Jeffrey Fox                             -           12,500     $7,500

Karl Gerhart                               -           12,500     $7,500

Sunderesh Ramayya                          -           12,500     $7,500

_____________________________

Compensation Committee Interlocks and Insider Participation

         All members of the compensation committee of our board of directors are outside directors, and none of them are present or past employees of the company. None of our executive officers serves as a member of the compensation committee or board of directors of any entity that has an executive officer serving as a member of our Compensation Committee or Board of Directors.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth information as of March 30, 2007, with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares; (ii) the Company's officers and directors; and, (iii) the Company's officers and directors as a group. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days:

                         Amount and Nature
                           of Beneficial                 Amount and
                           Ownership of                  nature of
                             Series A      Percentage    Beneficial        Percentage
    Name and Address        Preferred      (%) of       Ownership of        (%) of
 of Beneficial Owner(1)      Stock(2)        Class    Common stock(2)       Class(3)
-----------------------     ---------      ---------  ---------------      ---------
John D. Richardson(4)           ---            *         3,460,000(5)         45.4%

David Birk(6)                   ---            *            45,000(7)           *

William Nyman(8)                ---            *           451,200(9)          5.7%

Keith Frantz(10)                ---            *            42,800(11)          *

Jason Dietrich(12)              ---            *           259,677(13)         3.9%

Anthony Crouch(14)              ---            *           625,312(15)         8.2%

J. Jeffrey Fox (16)             ---            *            75,000(17)          *

Karl Gerhart(18)                ---            *           263,500(19)         3.5%

Sundaresh Ramayya (20)          ---            *            25,000(21)          *

General Electric Company
2200 Wildwood Parkway         746,965         100%         846,965(22)        10.4%
Atlanta, Georgia  30339

All executives officers
and directors as a
Group (9 persons)               ---            *         5,247,489(5)(7)(9)   60.0%
(11)(13)(15)(17)(19)(21)

_____________________________

* represents less than 1% of the total number of shares of the Company's Common Stock outstanding

1. Unless noted otherwise, the address for such person is c/o CIMNET, Inc., 925 Berkshire Boulevard, Wyomissing, PA 19610.
2. Unless noted otherwise, all shares indicated as beneficially owned are held of record by and the right to vote and transfer such shares lies with the person indicated. A person is deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within sixty (60) days.
3. Calculated based upon 7,414,044 shares of common stock outstanding as of the Record Date.
4. Mr. Richardson is the founder, Chairman of the Board and Chief Executive Officer of the Company.
5. Includes (i) 200,000 shares of common stock, and (ii) 200,000 shares of the Company's common stock issuable upon the exercise of warrants, held by Mr. Richardson's wife. Mr. Richardson disclaims beneficial ownership of these securities.
6.   Mr. Birk is a director of the Company.
7. Includes 40,000 shares of the Company's common stock issuable upon the exercise of stock options.
8. Mr. Nyman is a director and the Vice President of Integration Services of the Company.
9. Includes 440,000 shares of the Company's common stock issuable upon the exercise of stock options.
10.  Mr. Frantz is the Vice President of Development of the Company.
11. Includes 40,000 shares of the Company's common stock issuable upon the exercise of stock options.
12. Mr. Dietrich is the Chief Operating Officer and Vice President - Sales of the Company.
13. Includes 200,000 shares of the Company's common stock issuable upon the exercise of stock options.
14.  Mr. Crouch is the Chief Technology Officer of the Company.
15. Includes 200,000 shares of the Company's common stock issuable upon the exercise of stock options.
16.  Mr. Fox is a director of the Company.
17. Includes (i) 25,000 shares of the Company's common stock issuable upon the exercise of stock options and (ii) 20,000 shares of the Company's common stock issuable upon the exercise of warrants.
18.  Mr. Gerhart is a director of the Company.
19. Includes (i) 37,500 shares of the Company's common stock issuable upon the exercise of stock options and (ii) 100,000 shares of the Company's common stock issuable upon the exercise of warrants.
20.  Mr. Ramayya is a director of the Company.
21. Includes 25,000 shares of the Company's common stock issuable upon the exercise of stock options.
22. Includes 746,965 shares of common stock issuable upon conversion of 746,965 shares of Series A Preferred Stock owned thereby.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

         Except as set forth below, to the best of our knowledge, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which CIMNET, Inc. was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by CIMNET, Inc. to own of record or beneficially more than 5% of any class of CIMNET's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

         Our principal executive office was a 7,500 square foot building in Robesonia, Pennsylvania. The building is owned by John D. Richardson, our founder, Chief Executive Officer and Chairman of the Board, and was leased on a month-to-month basis by the Company. The monthly rent paid by the Company to Mr. Richardson was $10,000, which we considered to be no greater than market rate for comparable space. In February 2007, we vacated these premises and relocated to our current executive offices located in Wyomissing, PA.

         On January 26, 2007, the Company entered into a lease agreement (the "Lease") with JNL Real Estate, LLC, a Pennsylvania limited liability company ("JNL"); Eastwood Associates, LLC, a Pennsylvania limited liability company

("Eastwood"); and, HBL Holdings, LLC, a Pennsylvania limited liability company ("HBL"), collectively trading and doing business as 925 Berkshire Boulevard Joint Venture ("Lessor") with respect to the offices located at 925 Berkshire Boulevard, Wyomissing, Berks County, Pennsylvania 19610 (the "Premises").

         Pursuant to the Lease, the Company rents just under 21,000 square feet of office space at a monthly rent of approximately $39,200, which rent shall increase by 2% annually commencing on February 1 of each subsequent year during the seven (7) year term of the Lease. In the event that the Company has performed its obligations under the Lease, the Company may notify the Lessor that it elects to renew the Lease on terms and conditions to be agreed upon by the parties.

         Although the Company believes that the execution of the Lease and the relocation of its executive offices to the Premises is in the best interests of the Company, it should be noted that (i) JNL is owned by John Richardson, the Company' founder, President and Chief Executive Officer, and his wife, (ii) Eastwood is owned by Jason Dietrich, the Company Vice President -Sales and Chief Operating Officer, as well as certain other employees of the Company, and (iii) HBL is owned by William Nyman, a member of the Company's Board of Directors and Vice President of Integration Services. The Company believes that the terms and conditions of the Lease are fair and reasonable and at least as favorable to the Company as comparable premises owned by third party landlords.

         David Birk, a director of the Company, owns ManSoft, Inc., a distributor of software products. ManSoft distributes certain of the Company's products. During the years ended December 31, 2004, 2005 and 2006, ManSoft paid to the Company $80,769, $71,268 and $70,475 for its software, services and hardware products. The Company believes that the prices charged to ManSoft were comparable to the prices charged to unaffiliated third party distributors of the Company's products.

         In December 2004, the Company borrowed $130,000 from an officer/director and issued to him a demand note. The secured demand note was payable upon demand from the officer/director and bears interest at the prime rate plus 1%. Monthly interest payments were made based on the prime rate for the period. In April 2005 and 2006, the Company repaid $20,000 and $23,000, respectively, of the outstanding principal amount of this loan reducing the outstanding balance to $87,000 as of April 11, 2006. In May 2006, the Company repaid $87,000 and the note was cancelled.

Item 13. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a)      Exhibits

                  31.0 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                  32.0 Certification of Chief Executive Officer as Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Other Professional Fees

         During the fiscal year ended December 31, 2006, fees for services provided by Beard Miller Company LLP were as follows:

Audit Fees

         The aggregate fees billed to the Company by Beard Miller Company LLP for the audit of our annual financial statements for the year ended December 31, 2006 and for the review of our quarterly reports on Form 10-QSB for the same year totaled $43,565.

Audit Related Fees

         The were no fees paid to Beard Miller Company LLP for services rendered in connection with employee benefit plan audits, SEC registration statements, due diligence, or assistance or consultation on financial accounting and reporting standards during the year ended December 31, 2006.

Financial Information Systems Design and Implementation Fees

         There were no fees paid to Beard Miller Company LLP for financial information systems design or implementation during the year ended December 31, 2006.

Tax Fees

         The aggregate fees billed to the Company by Beard Miller Company LLP for services rendered in connection with tax audits and appeals, advise on mergers and acquisition and technical assistance during the year ended December 31, 2006 totaled $15,735.

All Other Fees

         There were no other fees that The Company paid Beard Miller Company LLP for professional fees related to other services during fiscal year ended December 31, 2006.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 30, 2007
         Wyomissing, Pennsylvania


                                       CIMNET, INC.

                                       /s/ JOHN D. RICHARDSON, III
                                       -----------------------------------------
                                       John D. Richardson, III
                                       Chairman of the Board, Chief Executive
                                       Officer and Principal Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the dates indicated:


Signature                       Title                           Date
---------                       -----                           ----

/s/ JOHN D. RICHARDSON, III     Chairman of the Board,          April 30, 2007
----------------------------    Chief Executive Officer
John D. Richardson, III         and Chief Accounting Officer


/s/ WILLIAM NYMAN               Director and Vice               April 30, 2007
----------------------------    President of Integration
William Nyman                   Services


/s/ DAVID BIRK                  Director                        April 30, 2007
----------------------------
David Birk


/s/ KARL GERHART                Director                        April 30, 2007
----------------------------
Karl Gerhart


/s/ J. JEFFREY FOX              Director                        April 30, 2007
----------------------------
J. Jeffrey Fox


/s/ SUNDARESH RAMAYYA           Director                        April 30, 2007
----------------------------
Sundaresh Ramayya

                                  EXHIBIT INDEX

(a)      Exhibits

         31.0 Certification of Chief Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32.0 Certification of Chief Executive Officer as Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002