Form 10QSB
period 2007-03-31
CIMNET INC/PA
filed 2007-05-14
CIK 1035901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO__________


                         Commission File Number: 022597

                                  CIMNET, INC.
          -------------------------------------------------------------
          (Exact name of small business issuer as specified in charter)


            Delaware                                         52-2075851
  --------------------------------------------------------------------------
  State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization                          Identification No.)


             925 Berkshire Boulevard, Wyomissing, Pennsylvania 19610
             -------------------------------------------------------
                    (Address of principal executive offices)


                                 (610) 790-1800
                           ---------------------------
                           (Issuer's telephone number)


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

The Company has 7,414,044 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2007.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

FORWARD-LOOKING STATEMENTS                                                    3

PART I - FINANCIAL INFORMATION
------------------------------

Item 1     Financial Statements
           Balance Sheets                                                     4
           Statements of Operations                                           6
           Statements of Cash Flows                                           7
           Notes to Financial Statements                                      8

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     10

Item 3     Controls and Procedures                                           13

PART II - OTHER INFORMATION
---------------------------

Item 1     Legal Proceedings                                                 14

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds       14

Item 3     Defaults Upon Senior Securities                                   14

Item 4     Submission of Matters to Vote of Security Holders                 14

Item 5     Other Information                                                 14

Item 6     Exhibits                                                          14

Signatures                                                                   15

Exhibits                                                                     16

                           FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-QSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Quarterly Report, other than statements of historical facts, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives are forward-looking statements. When used in this Quarterly Report, the words "believe", "anticipate", "intend", "estimate", "expect", "project", "could", "would", "may", "plan", "predict", "pursue", "continue", "feel", and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

         We cannot guarantee future results, levels of activity, performance, or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the risks described in Part I - Risk Factors, and elsewhere in this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or strategic investments. In addition, any forward-looking statements represent our expectation only as of the date this Quarterly Report was first filed with the SEC and should not be relied on as representing our expectations as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

         Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

         o        our relationship with our existing customers;
         o        our need for additional capital;
         o        our dependence upon the demand for manufacturing software;
         o our reliance on relatively large orders from a limited number of customers;
         o        operating costs are generally fixed relative to sales;
         o        intense competition from competitors;
         o our ability to recruit and maintain key management and other personnel;
         o        our ability to protect our intellectual property rights;
         o        intellectual property infringement claims;
         o        product liability claims;
         o        product concentration; and
         o our ability to generate sufficient cash to operate and expand our business.

         Market data and other statistical information used throughout this report is based on independent industry publications, government publications, reports by market research firms, or other published independent sources and on our good faith estimates, which are derived from our review of internal surveys and independent sources. Although we believe that these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy or completeness.

         Forward-looking statements in this Quarterly Report on Form 10-QSB speak only as of the date hereof, and forward-looking statements in documents attached are incorporated by reference and speak only as of the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law. Unless otherwise noted, the terms "we", "our", "us", and "Company" refer to CIMNET, Inc.


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  CIMNET, INC.

                                 BALANCE SHEETS

                                                                                           March 31,      December 31,
                                                                                             2007            2006
                                                                                         ------------    ------------
                                                                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                           $    164,348    $     76,666

     Accounts receivable, net of allowance of $29,108 at March 31, 2007 and $28,889 at
         December 31, 2006                                                                  1,134,353       1,126,673

     Inventories                                                                              111,652          99,030

     Prepaid expenses                                                                         137,848         160,586

     Current deferred income tax assets                                                        32,544          32,455
                                                                                         ------------    ------------
       Total Current Assets                                                                 1,580,745       1,495,410


PROPERTY AND EQUIPMENT, NET                                                                   258,514          78,982

GOODWILL                                                                                    2,364,145       2,364,145

NON-CURRENT DEFERRED INCOME TAX ASSETS                                                        973,966       1,000,205

OTHER ASSETS                                                                                   76,074          82,033
                                                                                         ------------    ------------
       TOTAL ASSETS                                                                      $  5,253,444    $  5,020,775
                                                                                         ============    ============

The accompanying notes are an integral part of these financial statements.


                                  CIMNET, INC.

                                 BALANCE SHEETS

                                   (CONTINUED)

                                                                                           March 31,     December 31,
                                                                                             2007            2006
                                                                                         ------------    ------------
                                                                                                 (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Line of credit                                                                      $    620,000    $    302,000
     Current portion of capital lease obligations                                              14,304          16,842
     Accounts payable                                                                         104,083          81,160
     Accrued expenses                                                                         104,008          96,108
     Dividends payable on preferred stock                                                     312,667         312,667
     Deferred income                                                                          893,387       1,044,725
                                                                                         ------------    ------------

         Total Current Liabilities                                                          2,048,449       1,853,502

CAPITAL LEASE OBLIGATIONS, NET OF CURRENT PORTION                                               1,595           3,148
                                                                                         ------------    ------------

        TOTAL LIABILITIES                                                                   2,050,044       1,856,650
                                                                                         ------------    ------------

STOCKHOLDERS' EQUITY

     Preferred stock, $.0001 8% cumulative convertible; 5,000,000 shares authorized; 746,965 shares issued and outstanding at March 31, 2007
         and December 31, 2006                                                                     75              75
     Common stock, 15,000,000 shares authorized at $.0001 par value; 7,414,044
         shares issued and outstanding at March 31, 2007 and December 31, 2006                    741             741
     Paid-in capital                                                                        6,079,449       6,079,398
     Accumulated deficit                                                                   (2,876,865)     (2,916,089)
                                                                                         ------------    ------------

     Total Stockholders' Equity                                                             3,203,400       3,164,125
                                                                                         ------------    ------------
     Total Liabilities and Stockholders' Equity                                          $  5,253,444    $  5,020,775
                                                                                         ============    ============

The accompanying notes are an integral part of these financial statements.


                                  CIMNET, INC.
                            STATEMENTS OF OPERATIONS

                                                                               Three Months Ended
                                                                                   March 31,
                                                                          ----------------------------
                                                                              2007            2006
                                                                          ------------    ------------
                                                                                   (Unaudited)
NET SALES                                                                 $  1,508,264    $  1,226,396

COST OF GOODS SOLD                                                              98,723         107,826
                                                                          ------------    ------------

         Gross Profit                                                        1,409,541       1,118,570
                                                                          ------------    ------------

OPERATING EXPENSES
     Selling, general and administrative                                       665,660         510,935
     Stock compensation - employees, consulting and legal services                  51         132,550
     Research and development and engineering services                         673,306         506,697
                                                                          ------------    ------------
         Total Operating Expenses                                            1,339,017       1,150,182
                                                                          ------------    ------------

         Operating Income (Loss)                                                70,524         (31,612)

NON-OPERATING EXPENSES
     Interest expense, net of interest income                                    5,150          13,940
                                                                          ------------    ------------
         Total Non-Operating Expenses                                            5,150          13,940
                                                                          ------------    ------------

         Income (Loss) before Income Tax Benefit (Expense)                      65,374         (45,552)
                                                                          ------------    ------------

INCOME TAX BENEFIT (EXPENSE)                                                   (26,150)        299,185
                                                                          ------------    ------------

         Net Income                                                       $     39,224    $    253,633
                                                                          ============    ============

NET INCOME PER COMMON SHARE
     BASIC                                                                $       0.01    $       0.03
     DILUTED                                                              $       0.00    $       0.03

The accompanying notes are an integral part of these financial statements.


                                  CIMNET, INC.
                            STATEMENTS OF CASH FLOWS
                                                                               Three Months Ended
                                                                                   March 31,
                                                                          ----------------------------
                                                                              2007            2006
                                                                          ------------    ------------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                           $     39,224    $    253,633
     Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                                       24,721          23,520
            Provision for doubtful accounts                                        219          (2,554)
               Deferred income taxes                                            26,150        (299,185)
            Compensation cost for stock plans                                       51         132,363
            (Increase) decrease in assets:
               Accounts receivable                                              (7,899)        102,135
               Inventories                                                     (12,622)        (15,799)
               Prepaid expenses                                                 22,738          (5,066)
            Increase (decrease) in liabilities:
               Accounts payable                                                 22,923          (1,522)
               Accrued expenses                                                  7,900          12,093
               Deferred income                                                (151,338)         29,277
                                                                          ------------    ------------

              Net Cash Provided by (Used in) Operating Activities              (27,933)        228,895
                                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of property and equipment                                       (198,294)        (17,270)
                                                                          ------------    ------------

              Net Cash Used in Investing Activities                           (198,294)        (17,270)
                                                                          ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net borrowings (payments) on line of credit                               318,000        (188,000)
     Principal payments on capital lease obligations                            (4,091)         (3,790)
     Principal payments on long-term borrowings                                     --          (1,613)
                                                                          ------------    ------------

              Net Cash Provided by (Used in) Financing Activities              313,909        (193,403)
                                                                          ------------    ------------

              Net Increase in Cash and Cash Equivalents                         87,682          18,222

CASH AND CASH EQUIVALENTS - BEGINNING                                           76,666          43,985
                                                                          ------------    ------------

CASH AND CASH EQUIVALENTS - ENDING                                        $    164,348    $     62,707
                                                                          ============    ============

SUPPLEMENTARY CASH FLOWS INFORMATION
     Interest paid                                                        $      4,082    $     13,940
                                                                          ============    ============
     Income taxes paid                                                    $     13,968    $         --
                                                                          ============    ============

The accompanying notes are an integral part of these financial statements.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-KSB for the fiscal year ended December 31, 2006. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

         FAS 157

         In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our financial position, results of operations and cash flows.

         FAS 159

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our financial statements.

                                  CIMNET, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

         EITF 06-11

         In March 2007, the FASB ratified EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 - EARNINGS PER SHARE

         The Company's calculation of earnings per share is as follows:

                                                           Three Months Ended
                                                                March 31,
                                                      -----------------------------
                                                          2007             2006
                                                      ------------     ------------
                                                               (Unaudited)
Net income                                            $     39,224     $    253,633
Preferred stock dividends                                       --               --
                                                      -----------------------------

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS          $     39,224     $    253,633
                                                      -----------------------------

AVERAGE BASIC SHARES OUTSTANDING                         7,414,044        7,293,859
Assumed conversion of preferred stock                      746,965          746,965
Effect of dilutive options and warrants                  1,357,829          623,638
                                                      -----------------------------
AVERAGE DILUTED SHARES OUTSTANDING                       9,518,838        8,664,462
                                                      =============================
NET INCOME PER COMMON SHARE
     Basic                                            $       0.01     $       0.03
                                                      =============================
     Diluted                                          $       0.00     $       0.03
                                                      =============================

         There were no antidilutive options and warrants excluded from the diluted earnings per share calculation for the three months ended March 31, 2007.

         A total of 212,500 common stock options and 200,000 warrants were excluded from the computation of diluted earnings per share for the three months ended March 31, 2006, as they would be antidilutive.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

         CIMNET, Inc. is at times involved in ordinary and routine litigation incidental to its business. The Company is not party to any pending legal proceedings that, in the opinion of management, would have a material adverse effect on the results of its operations or financial position.

                                  CIMNET, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 5 - SUBSEQUENT EVENTS

         As disclosed in Form 8-K filed with the United States Securities and Exchange Commission on May 3, 2007, CIMNET, Inc. entered into an Agreement and Plan of Merger with Invensys Systems, Inc. and Sidus Acquisition Corp. Upon the closing of the Merger, stockholders of CIMNET will receive $2.43 in cash per share of CIMNET common stock and preferred stock. The closing of the Merger is subject to a number of conditions including approval by CIMNET's stockholders and certain other customary conditions. It is anticipated that the Merger will close during the summer of 2007.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Management's Discussion and Analysis included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, as filed with the United States Securities and Exchange Commission (`SEC"), and our other filings, including Current Reports on Form 8-K, filed with the SEC through the date of this report.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 AND 2006

         Net sales for the period ended March 31, 2007, were $1,508,264, an increase of 23.0%, or $281,868, over net sales of $1,226,396 for the period ended March 31, 2006. This increase is primarily due to an increase of 43.3% in MES (Manufacturing Execution System) sales and related engineering implementation and service revenues. During the period ended March 31, 2007, the Company had a 56.9% increase in sales to a leading producer of aluminum over the same period in 2006. In February 2007, the Company signed a contract with one of North America's largest food processing and distribution groups.

         Cost of goods sold for the period ended March 31, 2007, was $98,723, or 6.5% of net sales, compared to $107,826, or 8.8% of net sales for the period ended March 31, 2007, representing a 2.3% decrease in the percentage of cost of goods sold as related to total net sales over the same period in 2006. The decrease is due to a 23.0% increase in sales for the period ended March 31, 2007, compared to the same period in 2006. The increase in sales during the period came primarily from MES software and engineering, which have a lower cost of goods sold percentage than our DNC products.

         Gross profit for the period ended March 31, 2007, was $1,409,541 compared to $1,118,570 for the period ended March 31, 2006, an increase of $290,971, or 26.0%, which is consistent with the increase in net sales and decrease in cost of goods sold as a percentage of net sales.

         Selling, general and administrative expenses for the period ended March 31, 2007, were $665,711 or 44.1% of net sales compared to $510,935, or 41.7% of net sales, for the period ended March 31, 2006. The increase in selling, general and administrative expenses for the period ended March 31, 2007, is primarily attributable to expenses related both directly and indirectly to the relocation of the Company's corporate office at the end of January, 2007. Such expenses include an increase in rent, utilities, and related occupancy costs required for a larger facility.

                                  CIMNET, INC.

         Research and development and engineering services costs for the period ended March 31, 2007, were $673,306, or 44.6% of net sales compared to $506,697, or 41.3% of net sales for the period ended March 31, 2006, an increase of $166,609. This represents a 3.3% increase in the percentage of R&D as related to total net sales over the same period in 2006. This increase is primarily due to the direct and indirect expenses related to the employment of additional developers and software engineers to support the current and expected demands of increased software and engineering services orders.

         Income from operations for the three months ended March 31, 2007, was $70,524 compared to a loss of $31,612 for the same period ended March 31, 2006. The improvement is due to the quarter ended March 31, 2007 having $0 expense for stock options versus $132,550 for the same period in 2006. The benefit of the reduced stock option expense was offset by an increase in selling, general and administrative expenses and research, development and engineering costs. The increase in expenses is primarily due to the previously discussed employment of additional developers and software engineers to support the current and expected increase in software and engineering services orders, as well as the increase in rent and other expenses related to the relocation of the Company's corporate office at the end of January, 2007.

         Net interest expense for the period ended March 31, 2007 was $5,150, or 0.3% of net sales, compared to net interest expense of $13,940, or 1.1% of net sales, for the period ended March 31, 2006. This $8,790, or 63.1%, decrease is the result of the Company's repayment of its note payable to John Richardson, III, CEO. Additionally, the Company maintained an average daily balance of $209,455 on its line of credit for the period ended March 31, 2007, as compared to an average daily balance of $484,233 for the period ended March 31, 2006. The corresponding average daily interest rate for the period ended March 31, 2007 and March 31, 2006 of 8.6% and 9.2%, respectively, helped to further decrease the interest expense for the first quarter of 2007. The Company increased borrowings on its outstanding credit line by $318,000 for the period to an outstanding balance of $620,000 on March 31, 2007. This increase in borrowings is primarily attributable to the purchase of furniture and equipment for the new building. At April 27, 2007, the outstanding balance was $368,000.

         Net income before taxes for the period ended March 31, 2007, was $65,374 as compared to net loss before taxes of $45,552 for the same period in 2006. This increase of $110,926 in net income for the period ended March 31, 2007, over the same period in 2006, is primarily due to $132,550 of stock option expense associated with the granting of stock options during the first quarter of 2006 and increased selling, general and administrative expenses and research, development and engineering costs in the three months ended March 31, 2007. The increased costs are primarily due to an increase in developers and software engineers to support current and expected software and engineering service orders, as well as costs related to relocating the Company's corporate office.

         Net income after taxes for the period ended March 31, 2007, was $39,224 or $0.01 per basic and $0.00 per diluted share, as compared to net income of $253,633 or $0.03 per basic and diluted share for the same period in 2006. This decrease of $214,409 in net income for the three months ended March 31, 2007 is primarily due to a net increase of $325,335 in income tax expense. In 2006, the Company recognized $299,185 of income tax benefit from the reversal of its deferred income tax valuation allowance and recognized $26,150 of income tax expense on its income in 2007. The Company also incurred increased operating expenses during the three months ended March 31, 2007 to meet current and expected software and engineering services orders and costs related to relocating its corporate office, which was offset by a decrease in stock option expense.

                                  CIMNET, INC.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2007, the Company had current assets of $1,580,745 as compared to $1,495,410 at December 31, 2006, an increase of $85,335, or 5.7%. This increase in current assets is primarily the result of an increase of cash on hand awaiting application to the line of credit.

         Current liabilities were $2,048,449 at March 31, 2007 versus $1,853,502 at December 31, 2006, an increase of $194,947, or 10.5%. This increase is primarily due to the increase of the utilization of the line of credit to fund the relocation of the corporate office.

OPERATING ACTIVITIES

         Cash used in operating activities for the period ended March 31, 2007, was $27,933 compared to $228,895 of cash provided by operating activities during the same period in 2006. The decrease in net cash provided by operations in the period ended March 31, 2007, was primarily due to the change in deferred income.

INVESTING ACTIVITIES

         Cash used in investing activities for the period ended March 31, 2007, was $198,294 compared to $17,270 for the period ended March 31, 2006. The increase in cash utilized in 2007 versus the same period in 2006 was due to the increased expenditures for computer hardware, furniture, and office equipment in 2007. In January 2007, the Company entered into a new lease for a building located in Wyomissing, Pennsylvania and purchased $198,300 of furniture, fixtures and equipment to meet existing and expected future staffing requirements.

FINANCING ACTIVITIES

         During the period ended March 31, 2007, $313,909 was provided by financing activities as opposed to $193,403 of cash used in financing activities during the same period in 2006. This increase in cash provided by financing activities is due to $318,000 of borrowings from the line of credit in the period ended March 31, 2007, compared to $188,000 of payments to the line of credit during the same period in 2006.

CAPITAL RESOURCES

         On June 2, 2006, the Company entered into a Loan Agreement with Wachovia Bank, N.A., renewed on February 12, 2007, pursuant to which the Company may borrow up to $1,000,000 at an interest rate equal to the bank's prime rate. Interest only is due monthly and the outstanding principal amount plus accrued interest is due on April 30, 2008. The Company provided the Lender with a security interest in its assets as well as the personal guaranties of John D. Richardson, III, the Company's Chief Executive Officer, and his wife. The balance of outstanding borrowings on lines of credit was $620,000 and $302,000 at March 31, 2007 and December 31, 2006, respectively. As of April 27, 2007, the Company had $632,000 available on its line of credit.

         The Company believes that its cash generated from operations, existing cash balances and available credit line will be sufficient to satisfy the needs of its operations and its capital commitments.

                                  CIMNET, INC.

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

         As required by SEC Rule 13a-15(b), we carried out an evaluation as of March 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

         There has been no change in our internal controls over financial reporting during period ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of the holders of the Company's Common Stock during the first quarter of its fiscal year ended December 31, 2007.

ITEM 5 - OTHER INFORMATION

         As disclosed in Form 8-K filed with the United States Securities and Exchange Commission on May 3, 2007, CIMNET, Inc. entered into an Agreement and Plan of Merger with Invensys Systems, Inc. and Sidus Acquisition Corp. Upon the closing of the Merger, stockholders of CIMNET will receive $2.43 in cash per share of CIMNET common stock and preferred stock. The closing of the Merger is subject to a number of conditions including approval by CIMNET's stockholders and certain other customary conditions. It is anticipated that the Merger will close during the summer of 2007.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  31. Certificate Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32. Certificate of Principal Executive Officer and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         b.       Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:


Dated:   May 14, 2007
         Wyomissing, Pennsylvania

                                       CIMNET, INC.

                                       BY: /s/ JOHN D. RICHARDSON
                                           -------------------------------------
                                           John D. Richardson
                                           Chief Executive Officer